Form 10-K
period 1999-12-31
XPEDIOR INC
filed 2000-03-30
CIK 1096287

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER: 0-28491

                              XPEDIOR INCORPORATED
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0556713
           (State of incorporation)                 (I.R.S. Employer Identification No.)
   ONE NORTH FRANKLIN, SUITE 1500, CHICAGO,                        60606
                    ILLINOIS
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (800) 462-6301

        Securities registered pursuant to section 12(b) of the Act: NONE

          Securities registered pursuant to section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     As of March 24, 2000, there were 50,000,000 shares of common stock outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $245 million based upon the closing price of $25 per share on March 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 11, 12 and 13 and certain parts of Item 10 of Part III have been omitted from this Annual Report since the Registrant will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement, pursuant to Regulation 14A, which involves the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
            General...................................................    1
            The Xpedior Solution......................................    2
            Services..................................................    3
            Sales and Marketing.......................................    5
            Employees.................................................    5
            Retention, Recruiting and Training........................    5
            Competition...............................................    6
            Executive Officers........................................    6
            Relationship with Metamor.................................    7
            Risks Related to our Business.............................    8
            Risks Related to our Relationship with Metamor............   14
            Risks Related to the eBusiness Industry...................   16
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   18
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   21
            Introduction..............................................   21
            Results of Operations.....................................   23
            Liquidity and Capital Resources...........................   26
            Year 2000 Update..........................................   28
            Recent Accounting Pronouncements..........................   28
Item 7a.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   28
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   29
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   29
Item 11.  Executive Compensation......................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   29
Item 13.  Certain Relationships and Related Transactions..............   29
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   29

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Xpedior Incorporated provides innovative and comprehensive eBusiness solutions to Global 2000 companies and emerging Internet businesses that conduct eBusiness -- the transaction of traditional business over the Internet. We use our Xpedior Process and our reusable solutions, or Xpediators, to deliver a broad range of services designed to help our clients succeed in the emerging networked economy. We combine extensive technical expertise with strategy consulting and creative design services to enable our clients to capitalize on the communications power and transaction efficiency of the Internet. Our eBusiness solutions integrate one or more of the following services, customized to fit a client's needs:

     - Digital Business Strategy

     - Electronic Commerce

     - Digital Branding and User Experience Design

     - eBusiness Applications and Integration

     - eBusiness Technology Management

     - eBusiness Networks

     - eBusiness Intelligence

     - Enterprise Portals and Knowledge Management

     We were formed by Metamor Worldwide, Inc. in December 1997 to be the holding company for its eBusiness solutions unit. Metamor commenced operations of this unit with the acquisition of Metamor Technologies, Ltd., our predecessor company, on March 27, 1997, and acquired six additional companies in 1998 that became a part of the eBusiness solutions unit. Effective April 30, 1999, Metamor contributed to us all the outstanding capital stock of the seven companies comprising its eBusiness solutions unit. In September 1999, we acquired Kinderhook Systems, Inc. Metamor continues to hold 80% of our outstanding common stock. These companies have brought complementary skills, customer relationships and geographic coverage to our business.

     The emergence of eBusiness has created a new competitive environment for businesses, one in which many traditional barriers to competition no longer exist. The Internet has enabled organizations of all types and sizes to create new sales opportunities, enhance customer service, improve efficiencies, reduce costs and improve communication. Buyers are now able to choose products and services by electronically researching data from a wide spectrum of vendors, often without regard to geographic location.

     A substantial amount of capital is being invested to make businesses more efficient and competitive through the use of the Internet and electronic communications. Competition in virtually all industries is increasing, often from the emergence of companies with radical new business models that challenge established industry players. These traditional businesses must redefine or refocus their businesses to succeed in this new economy or risk being overtaken by upstart competitors. To respond with sufficient speed to these new competitive pressures, both established companies and industry upstarts increasingly find it necessary to turn to outside services organizations such as Xpedior to provide insight and scarce expertise or to complement their internal capabilities.

     Xpedior Incorporated was incorporated in the State of Delaware in December 1997. The Company's principal executive offices are located at One North Franklin, Suite 1500, Chicago, Illinois 60606 (telephone number is (800) 462-6301).

THE XPEDIOR SOLUTION

     We have developed the Xpedior Solution to execute our engagements and meet our clients' needs for rapid implementation of reliable, scaleable and sustainable eBusinesses. The core of the Xpedior Solution is the five-stage Xpedior Process, which we leverage through the use of our solution centers, our Xpediators and our knowledge management systems.

  The Xpedior Process

     The Xpedior Process is our five-stage methodology for developing reliable, innovative eBusiness solutions for our clients. The Xpedior Process is the result of our extensive experience and helps to ensure quality delivery of our services to our clients. We customize the Xpedior Process to meet each client's particular needs and support each of our service lines, which span the strategic, technical and creative disciplines. The process is highly iterative. It is designed to be used initially as a basis for constructing a robust, expandable eBusiness platform for a client. Thereafter, it can serve as a framework for continued evolution of that platform. Unlike other processes, which often rely almost exclusively on written specifications, the Xpedior Process makes extensive use of interactive workshops and visualization techniques such as storyboards and prototypes. We use the information learned through our client engagements to update and improve our process.

     The Xpedior Process is comprised of the following stages:

     - Imagine. In the imagine stage, our professionals work extensively with our client's senior business and technical personnel to explore the possible opportunities and impacts of the emerging networked economy on the client's business. During the imagine stage, we quickly develop eBusiness strategies for our clients and identify potential solutions that can be developed to implement those strategies.

     - Define. In the define stage, we continue to work closely with our client's business and technical personnel to further define one or more of the solutions identified in the imagine stage. Alternatively, in some instances our clients will come to us with a specific solution in mind. In those circumstances, our process begins with the define stage. In either case, during this stage we define the user experience of the system using prototypes and storyboards and identify the functionality to be implemented.

     - Architect. In the architect stage, our professionals work closely with our client's technical personnel to define the technical environment that will support the client's eBusiness. This includes understanding the client's existing technology infrastructure in an effort to maximize its use and ensure that new eBusiness applications are compatible with the client's existing infrastructure. In addition, our professionals evaluate the suitability of our Xpediators, as well as third-party software, for construction of the client's solution.

        At the end of the define and architect stages, which may be undertaken concurrently, the client is presented with a blueprint of the solution. Typically, we then construct the solution at one of our solution centers or at the client's facilities.

     - Build. During the build stage, the client's eBusiness solution is constructed and extensively tested. This process consists of a series of planned iterations during which the solution blueprint is programmed and refined. Upon completion of numerous iterations, the system goes through a final system test to ensure that the developed solution meets the requirements of the client that were identified in the define stage. The result of the build stage is a complete eBusiness computing platform that meets the client's specifications and will serve as a platform for continued evolution of the client's eBusiness.

     - Deliver. During the deliver stage, we implement the solution and transition the ongoing operation, maintenance and support of the solution to the client. Delivering the solution typically entails installation of hardware and software systems, managing business process changes, educating system users and implementing a support structure for the client. Alternatively, we can assume responsibility for these functions through our eBusiness outsourcing practice.

        Typically, upon completion of the deliver stage, Xpedior is retained to evolve the delivered eBusiness solution to meet changing business needs and capitalize on technological advances. To accomplish this, we repeat the Xpedior Process, progressing through each stage as necessary.

  eBusiness Xpediators

     Our Xpediators are reusable solutions that we leverage to reduce the time required to deliver solutions to our clients, while simultaneously providing increased quality due to their proven nature. We devote significant resources to our Xpediators, including maintaining a full-time team dedicated to their development and promoting and supporting their use throughout the company. Our Xpediators are grouped into three categories:

     - Xpediator Frameworks. Our Xpediator Frameworks are comprehensive software architectures for developing large-scale eBusiness applications that complement leading application server environments such as the Sun-Netscape Alliance's Application Server, BEA's Web Logic Server, SilverStream and the Forte Application Development Environment. Xpediator Frameworks provide robust, scaleable and extendible software architecture that serves as a base for evolution of a client's eBusiness systems.

     - Xpediator Components. Our Xpediator Components are reusable software components used to implement common eBusiness functions, such as shopping cart and credit card processing. Our components provide functionality for eBusiness areas such as payment processing and high volume eBusiness transaction processing.

     - Xpediator Solutions. Our Xpediator Solutions are comprehensive applications for specific eBusiness functions such as interactive user interface systems that provide access to information and knowledge across entire enterprises and care management systems that control judicial dockets using the Internet. Xpediator Solutions are typically solutions that we developed in conjunction with specific clients and retained the rights to use in connection with future client engagements.

  Knowledge Management

     We employ knowledge management systems that we intend to consolidate and expand throughout the organization, allowing us to continue our commitment to sharing best practices throughout the company. We have found that while each engagement has certain unique elements, most solutions employ information and processes that can be used in other solutions. Our experience with particular industries, business processes and technologies generates institutional intellectual capital that can be reused to continuously improve the solutions we provide to our clients and sharpen the effectiveness of our professionals. This intellectual capital includes the products of each stage of the Xpedior Process, including strategies, technical and functional designs and plans, and reusable source code to which Xpedior has retained the intellectual property rights.

     An important factor in leveraging the power of the knowledge management system is the establishment of a culture that encourages and rewards contribution to and use of the system. To this end, use of and contribution to the knowledge management systems will be a key element of the professional advancement criteria for all Xpedior professionals.

SERVICES

     Our eBusiness solutions include one or more of the following services, customized to fit our clients' needs.

  Digital Business Strategy

     We help our clients create competitive advantage through the development of clear, innovative and executable eBusiness strategies. We do this by helping them to imagine how the emerging networked economy provides opportunities for, or potentially threatens, their existing businesses. We then deliver digital business plans, retool business processes for the digital economy and develop executable action plans for our clients' businesses. Our capabilities are based upon our industry knowledge, our broad experience in the digital economy and our commitment to our clients' success.

  Electronic Commerce

     We work with our clients to implement electronic commerce applications and systems that enable them to create new revenue streams, reduce costs and compete more effectively. The applications we build include business-to-business applications which enable our customers to work more effectively with their partners, suppliers and customers, as well as business-to-consumer applications enabling retailers to sell directly to consumers. We specialize on applications for personalized selling and marketing as well as high volume and high availability transaction processing systems.

  Digital Branding and User Experience Design

     We design online brands for our clients through our experienced team of creative visual designers and interactive marketing experts, and by managing the branding and design process in partnership with third party designers. In addition, our team of experts works to extend our customers' existing brand identities into the online and interactive mediums like the Internet. Our user experience design group also works closely with each of our practice areas to apply their skills in interactive design, information architecture and creative design to enhance the user experience.

  eBusiness Applications and Integration

     We integrate the eBusiness systems we build with the client's existing back office and front office infrastructure, and develop systems that enable our customers to capitalize on digital business strategies. We do this by:

     - extending our clients' enterprise resource management systems to trading partners over the Internet;

     - integrating their front office systems, such as customer care, with web-based eBusiness facilities; and

     - extending to the Internet business-to-business or business-to-consumer transactions that execute in their traditional systems.

  eBusiness Technology Management

     We provide a wide range of eBusiness technology management services including managing private networks, operating data warehousing facilities and managing complex eBusiness applications, as well as the outsourcing of a client's entire technology environment. We perform these services by providing teams that manage and execute our clients' technical eBusiness functions.

  eBusiness Networks

     We provide a broad complement of networking services including local and wide area network design, server and application infrastructure support and network rollout and support. We leverage our experience in managing nationwide private networks, and our alliances with leading Internet service providers, hosting companies and equipment providers, to deliver sophisticated networking services.

  eBusiness Intelligence

     We provide eBusiness intelligence services focused on the design and development of solutions for the collection, retention and use of valuable customer and market data. These services include building data warehouses, decision support systems, one-to-one marketing facilities and permission-based marketing systems. As more and more of our clients' interaction with their customers takes place in the digital domain, the ability to manage and capitalize on the vast amounts of data generated by eBusiness is increasingly a key element of our eBusiness solutions.

  Enterprise Portals and Knowledge Management

     We provide services that allow our clients to capture, consolidate and redeploy institutional knowledge stored throughout their digital enterprise and use that knowledge to their competitive advantage. We do this through the design, construction and installation of a broad range of knowledge management services. We develop systems that allow our clients to collaborate more efficiently with their employees, customers and partners to reduce time-to-market for their products and improve quality.

SALES AND MARKETING

     Through our sales force and marketing organization, we market and sell our services to Global 2000 companies and emerging Internet businesses. Each of our offices has its own sales representatives who sell our services to the clients and prospective clients located in their geographic region. These local representatives report to a regional vice president. Our commission-based sales representatives work closely with our senior professionals to tailor our sales efforts and manage client relationships. In addition, our sales representatives work closely with our alliance partners to extend our sales and marketing efforts.

     Our marketing efforts are intended to promote Xpedior as a leading provider of innovative and reliable eBusiness solutions to an audience of senior business and technology executives at Global 2000 companies and emerging Internet businesses.

     We also pursue strategic alliances with leaders in the technology industry to generate incremental sales opportunities and leverage current product knowledge. We choose our alliance partners based on their leadership in a particular product or service category and our ability to obtain preferential access to new technologies created by these companies.

EMPLOYEES

     As of December 31, 1999, we had 1,317 full-time employees, comprised of 1,045 professionals and 272 administrative and support employees. None of our employees are represented by unions and, except for senior management and certain other employees, our employees are retained on an at-will basis. We believe our relations with our employees are good.

RETENTION, RECRUITING AND TRAINING

     Our ongoing success depends upon our continued ability to recruit and retain professionals with outstanding skills and abilities. To attract qualified candidates, we maintain a recruiting organization consisting of 20 professionals as of December 31, 1999. In addition, we reward our employees for referring candidates through our employee referral programs, which represents a major source for employee candidates. Additional sources for employee candidates include advertising, college recruiting, employment placement firms and applications received over the internet.

     To retain employees, we provide competitive salaries, as well as other awards for performance and achievement. In addition to cash compensation, we have recently instituted a stock option program that we anticipate will have a positive impact on our ability to attract and retain professionals. All of our employees receive stock options and are eligible to receive additional stock options based on performance.

     We have also established a culture that fosters innovation and professional development, and rewards both individual accomplishment and collaborative contributions. We provide career advancement opportunities for individuals based primarily on merit, rather than tenure, which we believe provides an attractive environment for individuals who are committed to succeeding.

     Our educational and professional development programs are designed to advance the skills of our professionals. Our employees routinely receive feedback on their professional advancement so that decisions on project assignments and educational opportunities can be made. Our education programs begin with company orientation as well as a variety of technical, industry and professional training.

COMPETITION

     Competition in the eBusiness services market and its component markets is intense. Our current competitors include:

     - emerging web consulting firms, including Proxicom, Razorfish, Scient, USWeb and Viant, which are focused on Internet-based, electronic business and digital business solutions;

     - systems integrators, including Andersen Consulting, Ernst & Young, PricewaterhouseCoopers and Sapient;

     - strategy and management consulting firms, including Bain, Boston Consulting Group and Diamond Technology Partners;

     - regional specialized information technology firms;

     - vendor-based services organizations of companies, including IBM and Oracle; and

     - internal management and information technology departments of current and future client organizations.

     There are relatively low barriers to entry in the eBusiness services market. In addition, we do not own any patented technology that stops competitors from entering the eBusiness services market or providing services similar to ours. Therefore, we expect that competition will continue to intensify and increase in the future. In fact, some large information technology consulting firms have announced that they will focus more resources on eBusiness opportunities. Because we contract with our clients on an engagement-by-engagement basis, there is no guarantee that we will be retained by our existing or future clients on later stages of work.

EXECUTIVE OFFICERS

     The following table sets forth certain information as of March 24, 2000, concerning each of our executive officers and key employees:

NAME                                     AGE                  POSITION
----                                     ---                  --------
David N. Campbell......................  58    President and Chief Executive Officer
                                               and Director
J. Brian Farrar........................  36    Executive Vice President and Chief
                                                 Operating Officer and Director
Eugene Rooney..........................  34    Executive Vice President and Director
Steven M. Isaacson.....................  45    Senior Vice President and Chief
                                               Financial Officer
Caesar J. Belbel.......................  40    Senior Vice President, General Counsel
                                               and Secretary

     David N. Campbell has served as our President and Chief Executive Officer since joining us in September 1999 and is a director of the company. From January 1999 to September 1999, Mr. Campbell was President of GTE Technology Organization, the centralized technology unit of GTE. From 1995 to January 1999, he served as President of BBN Technologies, the Internet technology development and services organization of BBN Corporation, which was acquired by GTE in 1997. Prior to that time, he served as Chairman and Chief Executive Officer of Computer Task Group, Inc., an international integrated information technology services company. Mr. Campbell is also a director of Tektronix, Inc. and Gibraltar Steel, Inc., and was appointed by President Clinton to the Advisory Board of the President's Commission on Critical Infrastructure Protection. He holds a Bachelor of Science degree from Niagara University and a Master of Science degree from State University of New York at Buffalo.

     J. Brian Farrar has served as our Executive Vice President and Chief Operating Officer since July 1999 and is a director of the company. Since March 1998, Mr. Farrar has served as President of Metamor

Technologies, Ltd., a subsidiary of Xpedior which was acquired by it in March 1997. From October 1994 until March 1998, Mr. Farrar was a Vice President and Principal of Metamor Technologies eBusiness services. Mr. Farrar has published numerous books on Internet and technology-related topics translated into a variety of languages around the world. He holds a Master of Business Administration degree from Indiana University and a Bachelor of Arts degree from Wabash College.

     Eugene Rooney has served as our Executive Vice President since October 1999 and is a director of the company. Since 1994, Mr. Rooney has been the President of Sage I.T. Partners, Inc., a subsidiary of Xpedior which was acquired by it in January 1998. Prior to that time, he served as Vice President of Product Development for Metropolis Software, a leading vendor of field sales automation software. Mr. Rooney is also a director of Medical-Records.com. He received a Bachelor of Science degree in Management from Rensselaer Polytechnic Institute in Troy, New York.

     Steven M. Isaacson has served as our Chief Financial Officer since April 1998 and as a Senior Vice President since October 1999. Mr. Isaacson has served as Chief Operating Officer and Chief Financial Officer of Metamor Technologies, Ltd. since June 1996. Prior to that time, he served as Executive Vice President and Chief Financial Officer of American Classic Voyages Co., a cruise line with operations in North America. Mr. Isaacson is a Certified Public Accountant. He holds a Bachelor of Science degree in Accounting from the University of Illinois and Master of Science degree in Taxation from DePaul University in Chicago, Illinois.

     Caesar J. Belbel has served as our Senior Vice President, General Counsel and Secretary since joining us in March 2000. From October 1997 to December 1999, Mr. Belbel was General Counsel of Programart Corporation, an international vendor of application performance management software which was acquired by Compuware Corporation in September 1999. From March 1997 to October 1997, Mr. Belbel was a Corporate Partner with the Boston office of McDermott, Will & Emery, and from May 1993 to March 1997 was Vice President and General Counsel of Astea International Inc., an international vendor of field service, help desk, and sales force automation software. He holds a Bachelor of Arts degree from Columbia University and a Juris Doctor degree from Boston College.

RELATIONSHIP WITH METAMOR

     We are currently a subsidiary of Metamor, who holds 80% of our outstanding common stock. Metamor had previously announced that in 2000 it planned to distribute all of its remaining shares of Xpedior common stock to its stockholders. However, Metamor recently announced that it has entered into an Agreement and Plan of Merger with PSINet Inc. pursuant to which Metamor would exchange each Metamor share for 0.9 of a share of PSINet common stock upon completion of the merger. Upon completion of the merger, PSINet has agreed to invest $50 million in 8.5% convertible preferred stock of Xpedior which is convertible into shares of Xpedior common stock at a conversion price of $37.50 per share. The merger is not expected to be completed until mid-2000. Xpedior would then be ultimately controlled by PSINet. In the event the merger is not completed, Metamor intends to seek a private letter ruling from the IRS that the distribution of its shares of Xpedior common stock to its stockholders would be tax-free to Metamor and its stockholders for U.S. federal income tax purposes. If Metamor does not receive a favorable ruling, it may not complete the distribution of our common stock, which may prevent us from achieving the benefits we believe will result from the separation. Metamor has the sole discretion to determine the timing and structure of the distribution, if it occurs.

RISKS RELATED TO OUR BUSINESS

  OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE SIGNIFICANTLY

     Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter in the future. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. A number of factors are likely to cause these variations, including:

     - our ability to obtain new client engagements and continue existing engagements;

     - seasonality in revenues relating to the number of billable days in a given quarter and the budget cycles and budgeting decisions of our clients;

     - our ability to attract, train and retain skilled management, strategic, technical, design, sales, marketing and support professionals;

     - our employee utilization rate, including our ability to move professionals quickly from completed projects to new engagements;

     - the introduction of new services by us or our competitors;

     - changes in our pricing policies or those of our competitors;

     - our ability to manage costs, including personnel costs and support services costs; and

     - costs related to the expected opening or expansion of our offices.

     These quarterly variations may cause our stock price to fluctuate significantly.

  IF WE CANNOT ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES, WE MAY LOSE CLIENTS AND RELATED REVENUES

     Our future success depends in large part on our ability to hire, train and retain project and engagement managers, technical architects, strategists, engineers, design professionals, other technical professionals, and sales and marketing and other management personnel. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business. Skilled personnel are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry turnover rate for them is high. Consequently, we may have difficulty hiring our desired numbers of qualified employees. Moreover, even if we are able to expand our employee base, the resources required to attract and retain employees may adversely affect our operating margins by increasing expenses associated with our employees.

  WE MAY BE SUED BY OUR EMPLOYEES' FORMER EMPLOYERS, WHICH COULD RESULT IN SIGNIFICANT COSTS AND DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR BUSINESS

     Some companies have adopted a strategy of suing or threatening to sue former employees and their new employers. By adopting this strategy, these companies are attempting to discourage their current employees from seeking employment with their competitors and their competitors from recruiting their current employees. As we hire new employees from our current or potential competitors we are likely to become a party to one or more lawsuits involving the former employment of our employees. Any future litigation against us or our employees, regardless of the outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

  OUR ABILITY TO OBTAIN AND MAINTAIN CLIENT ENGAGEMENTS DEPENDS LARGELY UPON THE RETENTION OF KEY PERSONNEL, THE LOSS OF WHOM WOULD PROBABLY CAUSE US TO LOSE CLIENTS AND/OR NEW BUSINESS OPPORTUNITIES

     We believe that our success will depend in part on the continued employment of our senior management team and key technical personnel. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. Accordingly, the loss of any member of our senior management team or key technical personnel could have a direct, adverse impact on our business. In addition, if any of these key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house eBusiness capabilities may hire away some of our key employees. This would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

  WE HAVE A LIMITED HISTORY AS A COMBINED COMPANY SO NEITHER OUR HISTORICAL RESULTS OF OPERATIONS NOR OUR PRO FORMA FINANCIAL INFORMATION MAY BE AN ACCURATE INDICATOR OF OUR FUTURE RESULTS OR PROSPECTS

     We commenced operations in March 1997 with the acquisition of Metamor Technologies, Ltd. We acquired six other companies in 1998 and one additional company, Kinderhook Systems, Inc., in September 1999. Although Sage I.T. Partners, Inc., one of our acquired companies, began operations in 1994, our limited operating history as a combined company makes an evaluation of our business and prospects very difficult. The pro forma financial information included in this Annual Report is based on the separate pre-acquisition financial information of the eight companies. As a result, our historical results of operations and pro forma financial information may not give you an accurate indication of what our actual results would have been if the acquisitions had been completed at the beginning of the periods presented or of our future results of operations or prospects.

  IF WE FAIL TO INTEGRATE THE OPERATIONS OF THE COMPANIES WE HAVE ACQUIRED OR ANY THAT WE MAY ACQUIRE IN THE FUTURE, OUR FUTURE EARNINGS MAY SUFFER AS A RESULT OF OPERATING INEFFICIENCIES

     Although we have commenced the process of integrating the operations of our acquired companies, our operations are not fully integrated. To date, we have integrated most of our back office functions and initiated the creation of a unified brand identity. We are still in the process of integrating our sales, marketing and human resources functions, our knowledge management systems, the Xpedior Process and our Xpediators. Our future earnings will depend heavily on our continued ability to integrate the operations and manage our acquired companies. Failure to successfully integrate any of the companies we have acquired may cause significant operating inefficiencies and adversely affect our earnings.

     Although we may continue to grow our business through strategic acquisitions from time to time in the future, we have no immediate plans or current agreements to acquire any additional companies or businesses. If we acquire additional companies in the future, however, we will face integration risks similar to those described above.

  COMPETITION FROM BIGGER, MORE ESTABLISHED COMPETITORS WHO HAVE GREATER FINANCIAL RESOURCES PLACES US AT A COMPETITIVE DISADVANTAGE AND COULD RESULT IN PRICE REDUCTIONS, REDUCED PROFITABILITY AND LOSS OF MARKET SHARE

     Some of our current competitors have longer operating histories, a larger client base, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. As a result, our competitors may be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

     Current and potential competitors also have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, some of our competitors may develop services that are superior to, or have greater market acceptance than, the services that we offer.

  OUR RAPID GROWTH HAS PLACED A STRAIN ON OUR MANAGEMENT AND OUR BUSINESS SYSTEMS AND WE MAY HAVE TO EXPEND SIGNIFICANT MANAGEMENT AND FINANCIAL RESOURCES TO ACCOMMODATE THIS GROWTH

     We have grown rapidly and expect to continue to grow rapidly both by hiring new employees and serving new business and geographic markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems to integrate these new personnel. Our project personnel, or professional headcount, grew from 166 at December 31, 1997 to 695 at December 31, 1998 and 1,045 at December 31, 1999.

     Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the increased number of engagements, the increased number of clients and the increased size of our operations, we will need to hire, train and retain sufficient personnel to manage our operations. We will also need to continually improve our financial and management controls, reporting systems and operating systems as the size of our company increases. We may encounter difficulties in developing and implementing such controls and other systems. If we encounter such difficulties, we may not be able to successfully focus on serving our clients' needs and our financial results will suffer.

  WE ARE EXPENDING SUBSTANTIAL RESOURCES TO DEVELOP BRAND AWARENESS OF OUR SERVICES, BUT THESE EFFORTS MAY NOT BE SUCCESSFUL IF WE CHANGE OR FAIL TO MAINTAIN OUR BRAND OR OUR CLIENTS ARE NOT SUCCESSFUL

     An important element of our business strategy is to develop and maintain widespread awareness of our brand name. To promote our brand name, beginning in the third quarter of fiscal 1999, we substantially increased our marketing expenses, which may cause our operating margins to decline. We are currently a defendant in a law suit filed by Expedia, Inc., a subsidiary of Microsoft Corporation, that alleges our Xpedior trademark infringes on their Expedia trademarks. This lawsuit could cause us to develop a new trademark and lose a substantial portion of the benefits of our recent branding efforts. Moreover, our brand or any brand that we develop in the future may be closely associated with the business success or failure of some of our high-profile clients, some of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our high-profile clients may damage our brand. If we fail to successfully promote and maintain our brand name or incur significant additional expenses in developing or defending our brand name or developing or defending any additional brand names, our operating margins and our growth may decline. See "Legal Proceedings."

  OUR EXPANSION INTO INTERNATIONAL MARKETS WILL REQUIRE SIGNIFICANT MANAGEMENT AND FINANCIAL RESOURCES AND MAY NOT BE SUCCESSFUL DESPITE OUR EFFORTS BECAUSE OF OUR LIMITED EXPERIENCE OPERATING IN FOREIGN COUNTRIES

     We plan to expand our operations internationally but may be unable to successfully market, sell, deliver and support our services in international markets. If we are unable to expand our international operations successfully, our business, financial condition and operating results could be seriously harmed because of the costs associated with international expansion and the diversion of management's attention. We will need to devote significant management and financial resources to our international expansion. In particular, we will have to attract and retain experienced management, strategic, technical, design, sales, marketing and support personnel for our international offices. Competition for such personnel is intense, and we may be unable to attract and retain qualified personnel.

     We have limited experience in marketing, selling and supporting our services in foreign countries. Development of these skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet infrastructure in foreign countries may be less advanced than the United States' Internet infrastructure. We intend to expand our operations internationally in future periods by opening additional international offices, hiring additional international management, strategic, technical, design, sales, marketing and support personnel, and will consider entering through acquisitions.

     International markets, however, may also be affected by additional risks that could impact the timing and degree of our international expansion plans. These risks include the following:

     - the establishment of a market for eBusiness internationally;

     - longer payment cycles and problems collecting accounts receivable;

     - reduced protection for intellectual property and proprietary rights in some countries; and

     - seasonal declines in business activity in certain international regions.

  OUR INABILITY TO ACCURATELY PREDICT FUTURE REVENUES BECAUSE OF THE SHORT-TERM NATURE OF OUR ENGAGEMENTS MAY RESULT IN DECREASED PROFITABILITY AND UNDERUTILIZATION OF OUR EMPLOYEES

     Our clients generally retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, our revenues are difficult to predict. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may seriously harm our financial condition and results of operations. Since large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. These cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to general business or financial conditions of the client. Nevertheless, if a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly move our employees to other engagements to limit underutilization of our employees and the resulting harm to our operating results. The underutilization of our employees negatively impacts our profitability because the expenses associated with our employees are fixed while the revenues generated by our employees vary by the level of their utilization.

  OUR USE OF FIXED FEE CONTRACTS MAY CAUSE US TO LOSE MONEY ON CLIENT
  ENGAGEMENTS

     We received approximately 12% of our pro forma revenues in 1999 from fixed-fee contracts, and this percentage may increase in the future. Fixed-fee contracts involve estimating the resources necessary to perform the engagement and have a significantly greater risk of generating a loss than time-and-materials contracts. If we miscalculate the resources or time we need to complete engagements with capped or fixed fees, our operating results could be seriously harmed. The risk of these miscalculations for us is high because we work with complex technologies in short timeframes. As a result, it is difficult to judge the time and resources necessary to complete a project. If we fail to accurately price these fixed-fee contracts or underestimate the resources necessary to complete our projects, our profitability could be adversely affected.

  OUR AGREEMENTS NOT TO PERFORM SERVICES FOR OUR CLIENTS' COMPETITORS LIMIT OUR ABILITY TO SERVICE ADDITIONAL PROSPECTIVE CLIENTS

     We sometimes agree not to perform services for competitors of our clients for limited periods of time. These non-compete agreements reduce the number of our prospective clients and the number of potential sources of revenue. In addition, these agreements increase the significance of our client selection process because many of our clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services for a particular client's competitors and our client fails to capture a significant portion of its market, we are unlikely to receive future revenues in that particular market.

  OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD CAUSE US TO LOSE CLIENTS AND RESULT IN NEGATIVE PUBLICITY

     We create, implement and maintain eBusiness systems and other applications that are often critical to our clients' businesses. Any defects or errors in these applications or failure to meet clients' expectations could result in:

     - delayed or lost revenues due to adverse client reaction;

     - requirements to provide additional services to a client at no charge;

     - negative publicity regarding us and our services, which could adversely affect our ability to attract or retain clients; and

     - claims for substantial damages against us, regardless of our responsibility.

     Our contracts generally limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could seriously harm our business, financial condition and operating results. Even if not successful, these claims could result in significant legal or other costs and may be a distraction to management.

  WE MAY INCUR SIGNIFICANT COSTS TO DEFEND OR ESTABLISH OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property and we may need to spend additional resources in the future to protect our rights. The loss of revenue associated with any infringement or misappropriation of our trade secrets, copyrights, trademarks or other proprietary information could seriously harm our business. In addition, although we believe that our intellectual property and proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. These claims could result in significant legal and other costs and may be a distraction to management. Any claims relating to our use of our trademarks could result in significant costs to defend our use or in establishing replacement trademarks and associated branding efforts.

     Our business often involves the development of software applications for specific client engagements. We often retain the right to use any intellectual property that is developed during a client engagement that is of general applicability and is not specific to the client's project. We also develop software applications for our own internal use and we retain ownership of these applications. We cannot assure you that clients will not demand assignment of ownership or restrictions on our use of the work that we produce for clients in the future. Issues relating to the ownership of and rights to use software can be complicated, and there can be no assurance that disputes will not arise that affect our ability to reuse this software, which could harm our business results.

     We are a defendant in a law suit filed by Expedia, Inc. that alleges our Xpedior trademark infringes on their Expedia trademarks. See "Legal Proceedings."

  WE HAVE AGREED TO PAY ADDITIONAL CASH CONSIDERATION IN THE FIRST HALF OF 2000 TO THE FORMER OWNERS OF THE COMPANIES WE HAVE ACQUIRED, WHICH AMOUNTS MAY DEPLETE OUR CASH RESOURCES OR REQUIRE US TO BORROW FUNDS

     Under the terms of an acquisition agreement, the former owners of one of our acquired companies, NDC Group Inc., has the right to receive additional cash consideration upon satisfaction of financial and operational conditions. Payment of these obligations may substantially deplete our cash reserves or require us to borrow funds. The additional consideration will create additional goodwill and increase the related amortization expense. On March 24, 2000, the aggregate maximum amount of the remaining contingent payments is approximately $11.4 million. In addition, we have assumed liabilities associated with a guarantee of the value of approximately 308,000 shares of Metamor common stock issued in connection with the NDC Group acquisition. In the event the fair market value of these shares is less than $14.0 million based upon the average market price during the 20 trading days preceding April 16, 2000, we will be obligated to pay the difference. We expect that approximately one-half of our contingent payment obligation to NDC Group and one-half of any payments to settle the stock guarantee will be paid in Metamor common stock. Metamor has agreed to contribute to the capital of Xpedior the fair value of any common stock it issues to satisfy these contingent obligations. Based on the last reported market price of Metamor common stock on March 24, 2000, our obligation under this guarantee would have been approximately $4.6 million.

  OUR WORKING CAPITAL REQUIREMENTS MAY CAUSE US TO SEEK ADDITIONAL FINANCING IN THE NEAR-TERM AND, IF SUCH FINANCING IS UNAVAILABLE, MAY PREVENT US FROM GROWING OUR COMPANY

     Our working capital requirements and cash flow provided by operating activities can vary greatly from quarter to quarter, depending on the volume of business during the period and the payment terms with our customers. We expect that the availability of borrowings under our proposed credit facility will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. After that, we may need to raise additional funds or sell equity and/or debt securities, and we cannot assure you that we will be able to obtain additional financing or sell securities on favorable terms or at all. We will not be able to issue a significant amount of common stock prior to our separation from Metamor. Although Metamor has agreed to provide additional funding for our working capital requirements of between $25-30 million until a credit facility is in place, we may not be able to attract lenders for an appropriate credit facility on terms acceptable to us. If we need additional capital and cannot raise it on acceptable terms and Metamor is unwilling to provide additional capital, we may not be able to:

     - open new offices, in the United States or internationally;

     - create additional market-specific business units;

     - enhance our infrastructure and leveragable assets;

     - hire, train and retain professionals;

     - respond to competitive pressures or unanticipated requirements; or

     - pursue acquisition opportunities.

     Our failure to do any of these things could seriously harm our financial condition by preventing us from being able to take advantage of new business opportunities.

  THE INDEMNIFICATION PROVISIONS OF THE ACQUISITION AGREEMENTS MAY NOT FULLY PROTECT US AND MAY RESULT IN UNEXPECTED LIABILITIES

     Some of the former owners of each acquired company are required to indemnify us against liabilities related to the operation of their company before we acquired it. The acquisition agreements include provisions for the indemnification of Xpedior by the former owners of each company for breaches of their representations and warranties in the acquisition agreements. In some cases, these former owners may not have the financial ability to meet their indemnification responsibilities. If this occurs, we may incur unexpected liabilities.

  WE HAVE VARIOUS MECHANISMS IN PLACE TO DISCOURAGE TAKEOVER ATTEMPTS, WHICH MAY REDUCE OR ELIMINATE YOUR ABILITY TO SELL YOUR SHARES FOR A PREMIUM IN A CHANGE OF CONTROL TRANSACTION

     Even if Metamor's ownership is reduced to a level where it no longer controls Xpedior, various provisions of our certificate of incorporation and bylaws may still discourage, delay or prevent a change in control of Xpedior that a stockholder may consider favorable. These provisions include:

     - authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

     - establishing a classified board of directors with staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

     - prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

     - requiring super-majority voting for certain amendments to our certificate of incorporation and bylaws;

     - limiting who may call special meetings of stockholders;

     - prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of the stockholders; and

     - establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     In addition, our stock incentive plans may discourage, delay or prevent a change in control of Xpedior.

  IF WE HAVE TO WRITE-OFF A SIGNIFICANT AMOUNT OF GOODWILL, OUR EARNINGS WILL BE NEGATIVELY IMPACTED

     Because we have grown in large part through acquisitions, acquired intangible assets, commonly called goodwill, represent a substantial portion of our assets. As of December 31, 1999, goodwill comprised 56% of our total assets and 74% of total stockholders' equity. If we make additional acquisitions, it is likely that additional goodwill will be recorded on our books. A determination that a significant impairment in value of our unamortized goodwill has occurred would require us to write-off a substantial portion of our assets. This write-off would negatively affect our earnings. In addition, it could reduce our ability to obtain necessary capital for our business and seriously harm our stock price.

RISKS RELATED TO OUR RELATIONSHIP WITH METAMOR

  METAMOR WILL CONTROL THE OUTCOME OF STOCKHOLDER VOTING AND MAY EXERCISE ITS VOTING POWER IN A MANNER ADVERSE TO YOU

     Metamor currently owns 80% of our outstanding common stock. To date, Metamor has appointed two of our directors. As long as Metamor owns a majority of our outstanding voting stock, Metamor will have the ability to elect or replace all of our directors. As a result, Metamor will continue to have the ability to control the policies, management and affairs of Xpedior and will control the outcome of corporate actions requiring stockholder approval, including the approval of transactions involving a change in control of Xpedior. Metamor's interests may differ from those of our other stockholders. As a result, Metamor may vote its Xpedior common stock in a manner adverse to our other stockholders.

  FAILURE OF METAMOR TO COMPLETE THE DISTRIBUTION OF OUR COMMON STOCK WILL PREVENT US FROM OPERATING AS AN INDEPENDENT COMPANY

     If the proposed merger between PSINet and Metamor is not consummated or Metamor fails to complete the distribution of our common stock within the time contemplated, our business may be adversely affected. Specifically, we would likely not have the ability to operate as an independent company not controlled by Metamor. Although Metamor has advised us that it currently plans to complete its divestiture of our company in 2000 if the merger with PSINet is not completed, it is not obligated to do so and we cannot assure you as to whether or when the divestiture will occur. This means that we cannot assure you when, or even if, we will become an independent company without a controlling ownership by Metamor. In addition, if the merger between Metamor and PSINet is consummated, PSINet will have a controlling interest in our company and there may be potential conflict of interest between our company and PSINet.

  BECAUSE TWO OF OUR DIRECTORS ARE AFFILIATES OF METAMOR, THEY MAY HAVE CONFLICTS OF INTEREST THAT NEGATIVELY IMPACT XPEDIOR

     Peter T. Dameris, President, Chief Executive Officer and Chairman of the Board of Metamor and Robert K. Hatcher, Managing Director -- Corporate Strategy and Development for Metamor are also currently directors of Xpedior. These relationships may create conflicts of interest. The directors and officers of Metamor have fiduciary duties to manage Metamor, including its investments in subsidiaries and affiliates such as Xpedior, in a manner beneficial to Metamor and its stockholders. Similarly, our directors and officers have fiduciary duties to manage Xpedior in a manner beneficial to Xpedior and its stockholders. The duties of these affiliates of Metamor may conflict with their duties as directors of Xpedior. In addition, other conflicts of interest exist and may arise in the future as a result of the extensive relationships between Metamor and Xpedior. Until Metamor completes the distribution of our common stock, the risks relating to Metamor's control of our company, the potential business conflicts of interest between our company and Metamor and the potential conflicts of interest that may arise as a result of our common board member will continue to be relevant to our stockholders.

  WE MAY LOSE BUSINESS OPPORTUNITIES AS A RESULT OF CONFLICTS OF INTEREST WITH METAMOR

     Unless and until Metamor completes its divestiture of our common stock, it will continue to be our controlling stockholder. As a result, conflicts of interest may arise between us and Metamor in the following areas:

     - business opportunities that may be attractive to both Metamor and our company;

     - tax and other matters arising from the separation of our company from Metamor;

     - the incurrence of debt by our company;

     - sales or distributions by Metamor of all or any portion of its ownership interest in our company; and

     - Metamor's ability to control the management and affairs of our company.

     We cannot assure you that we will be able to resolve any potential conflicts or that, if resolved, we would not be able to receive more favorable resolution if we were dealing with an unaffiliated party.

  OUR COSTS RELATED TO CORPORATE SERVICES COULD INCREASE AS OUR RELATIONSHIP WITH METAMOR CHANGES IN THE FUTURE

     We have entered into an agreement with Metamor under which Metamor provides corporate support services to us. We also may use Metamor's legal, tax, risk and cash management departments. In addition, Xpedior will continue to participate in Metamor's corporate insurance program. Our agreement with Metamor is for a one year term, but may be terminated on 60 days' notice by us. Further, following Metamor's distribution of our common stock, we would expect to terminate this agreement after some interim transitional period. If the agreement is terminated, we expect that we would be able to arrange alternate suppliers for all the services important to our business. We expect that these services would be available from third parties at costs similar to those we pay Metamor. However, if we have to replicate facilities, services or employees that we are not using full time, our costs would increase. It is not possible to predict the specific areas where our costs would increase, as that depends on the growth and needs of our business at the time the agreement is terminated.

  WE MAY INCUR MATERIAL TAX LIABILITIES IN CONNECTION WITH OUR SEPARATION FROM METAMOR

     We may incur costs and expenses, potentially including additional taxes and employee costs, greater than those we have planned for in connection with our separation from Metamor. In this regard, if 50% or more of the stock of Xpedior or Metamor is acquired within two years of the separation, it is possible that a significant tax liability could result. We cannot assure you that these costs will not be material to our business.

  OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY BECAUSE OUR ACTUAL COST MAY DIFFER FROM THE ALLOCATIONS AND ADJUSTMENTS MADE IN OUR FINANCIAL STATEMENTS

     The historical financial information we have included in this Annual Report may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is because:

     - Metamor did not account for us as, and we were not operated as, a single stand-alone business for all periods presented and we have made adjustments and allocations to our financial information to take this fact into account; and

     - the information does not reflect many significant changes that will occur in our funding and operations as a result of our separation from Metamor, including employee and tax matters.

     We cannot assure you that the adjustments and allocations we have made in preparing our historical consolidated financial statements have produced financial statements accurately reflecting what our operations would have been during this period if we had in fact operated as a stand-alone entity. In addition, we cannot assure you that our historical results of operations are indicative of our future operating or financial performance.

RISKS RELATED TO THE EBUSINESS INDUSTRY

  OUR FUTURE SUCCESS AND THE CONTINUED GROWTH OF OUR COMPANY DEPENDS ON INCREASED ADOPTION OF THE INTERNET BY BUSINESSES AND CONSUMERS

     The widespread acceptance and adoption of the Internet for conducting business is likely only if the Internet provides businesses and consumers with greater efficiencies and other advantages. If commerce on the Internet does not continue to grow, or grows more slowly than expected, our growth rate would decline and our business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

     - potentially inadequate network infrastructure;

     - delay in the development of Internet-enabling technologies and performance improvements;

     - delay in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

     - delay in the development of security and authentication technology necessary for the secure transmission of confidential information;

     - change in, or insufficient availability of, telecommunications services to support the Internet; and

     - failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

  INCREASING GOVERNMENT REGULATION COULD INCREASE OUR CLIENTS' COST OF DOING BUSINESS OVER THE INTERNET AND SLOW THE GROWTH OF OUR BUSINESS

     We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce. Although there are currently few of these laws and regulations, both state, federal and foreign governments may adopt more of these laws and regulations. Any legislation or regulations of this type could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If this decline occurs, companies may decide in the future not to use our services to create an electronic business channel. This decrease in the demand for our services would seriously harm our business and operating results.

     Any new laws and regulations may govern or restrict any of the following issues:

     - user privacy;

     - the pricing and taxation of goods and services offered over the Internet;

     - the content of web sites;

     - consumer protection; and

     - the characteristics and quality of products and services offered over the Internet.

     For example, the Telecommunications Act of 1996 prohibits the transmission of some types of information over the Internet. The scope of the Act's prohibition is currently unsettled. In addition, although courts recently held unconstitutional substantial portions of the Communications Decency Act, federal or state governments may enact, and courts may uphold, similar legislation in the future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Annual Report constitute forward-looking statements. All projections contained in this Annual Report, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

     Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology like "may," "will," "should," "expects," "plans," "projected," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results and do not intend to do so.

ITEM 2. PROPERTIES

     Our headquarters are located in Chicago, Illinois. Our solution centers are located in Chicago, Illinois; San Francisco, California; Dallas, Texas; New York, New York; and Alexandria, Virginia. In addition to our solution centers and headquarters ,which are leased, we lease offices in the following locations:
Houston, Texas; Landover and Germantown, Maryland; El Segundo, California; Bedford and Portsmith, New Hampshire; Jacksonville, Florida; Downers Grove, Illinois; Englewood, Colorado; Troy, Michigan; Boston, Massachusetts; London, England; Perth, Australia and Toronto, Ontario. We anticipate that we will continue to expand our offices and open offices in new locations as business conditions require. We expect that we will need additional space as we expand our business and believe that we will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

     On December 7, 1999, Expedia, Inc., a subsidiary of Microsoft Corporation, filed a trademark infringement lawsuit against us in the United States District Court for the Central District of California. The lawsuit alleges that our use of the Xpedior trademark infringes on the Expedia trademark. The suit also alleges that uses of the Xpedior mark are likely to cause confusion and dilution of the marks held by Expedia. The lawsuit further alleges that Xpedior engaged in unfair competition and unlawful or unfair business practices in violation of the California Business and Professions Code. The suit seeks:

     - unspecified damages, including treble damages and profits;

     - an injunction against further alleged infringement; and

     - costs of the suit and attorneys' fees.

     We do not believe that Expedia's claims have merit; however, we are in discussions with Expedia to explore the possibility of a mutually amicable solution to this lawsuit. We cannot provide any assurance that our discussions will result in a satisfactory solution or that they will continue. In the event a mutually satisfactory resolution is not reached, we intend to vigorously defend ourselves in this lawsuit and do not expect the outcome of this lawsuit to have a material adverse effect on our business. However, since the lawsuit was recently filed, we are not presently able to estimate the likelihood of an adverse result or the range of possible loss relating to this matter. In the event of an adverse result, we could be required to do one or more of the following:

     - pay damages, including treble damages and profits;

     - permanently cease use of our Xpedior trademark and related trademarks and logos; and/or

     - develop new trademarks.

     NDC Group, Inc., one of our subsidiaries, along with Metamor, filed suit in May 1999 against some former officers and shareholders of NDC and other parties in the Circuit Court of the City of Alexandria, Virginia for several causes of action, including breaches of fiduciary duties and numerous covenants and agreements. In this suit, NDC and Metamor are seeking monetary and injunctive relief against the defendants. Some of the defendants have filed Cross-Bills alleging breach of employment and other agreements and duties of good faith and fair dealings and other tort claims against NDC, Metamor and Xpedior. Additionally, some of these same defendants have filed similar claims in the United States District Court for the Eastern District of Virginia. The defendants that filed the Cross-Bills and the complaint in district court are seeking indeterminable monetary damages.

     The Eastern District of Virginia action has been stayed in deference to the Circuit Court proceeding. A trial in the Circuit Court is currently anticipated to begin in June 2000. We believe that Xpedior, NDC and Metamor have strong cases in these matters and strong defenses against each of the complaints. However, Xpedior, NDC and Metamor may not prevail in this litigation.

     We are also, from time to time, a party to ordinary, routine litigation incidental to our business, including discrimination, wrongful termination, harassment and other similar claims.

     The principal risks that we insure against are personal injury, property damage, professional malpractice, errors and omissions and fidelity losses. We maintain insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. In the opinion of management, the ultimate resolution of all pending legal proceedings, including the Expedia and Virginia litigation, will not have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Xpedior's common stock is traded on the Nasdaq National Market under the symbol "XPDR." The following table sets forth the range of the low and high closing prices of the common stock as reported on the Nasdaq National Market since December 16, 1999, the date it was first publicly traded.

                                                              LOW   HIGH
                                                              ---   ----
YEAR ENDED DECEMBER 31, 1999
Fourth Quarter (December 16 to December 31).................  $19   $32 1/16

     There were 22 holders of record of common stock and an estimated 11,500 beneficial owners as of March 24, 2000. The Company has not paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The Company currently intends to retain any earnings to fund the expansion and development of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data are derived from our consolidated financial statements and from the financial statements of Metamor Technologies, Ltd., our predecessor company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference to the consolidated financial statements and related notes appearing elsewhere in this Annual Report. The selected financial data as of and for the year ended December 31, 1995 has been derived from the unaudited financial statements of the predecessor. The selected financial data as of and for the year ended December 31, 1996 has been derived from the audited financial statements of the predecessor. The selected financial data for the period January 1, 1997 to March 26, 1997 has been derived from the audited financial statements of the predecessor included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 1997, 1998 and 1999, for the period from inception (March 27, 1997) to December 31, 1997, and for the years ended December 31, 1998 and 1999 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report.

                                       PREDECESSOR COMPANY(A)                        XPEDIOR INCORPORATED
                                    ----------------------------   ---------------------------------------------------------
                                                        PERIOD                        YEAR ENDED             YEAR ENDED
                                                         FROM       INCEPTION        DECEMBER 31,           DECEMBER 31,
                                      YEAR ENDED      JANUARY 1,    (MARCH 27,    -------------------   --------------------
                                     DECEMBER 31,      1997 TO       1997) TO
                                    ---------------   MARCH 26,    DECEMBER 31,   ACTUAL    PRO FORMA    ACTUAL    PRO FORMA
                                     1995     1996       1997          1997        1998       1998        1999       1999
                                    ------   ------   ----------   ------------   -------   ---------   --------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..........................  $4,081   $6,605    $ 2,578       $12,588      $72,267   $100,500    $133,912   $143,299
Cost of services..................   3,719    4,256      1,853         8,174       41,930     57,642      75,215     80,016
                                    ------   ------    -------       -------      -------   --------    --------   --------
Gross profit......................     362    2,349        725         4,414       30,337     42,858      58,697     63,283
Operating costs and expenses:
Selling, general and
  administrative..................     704    1,825        404         4,904       20,558     29,660      47,703     51,557
Stock compensation................      --       --      6,328            --           --     30,809       3,744      3,744
Depreciation and amortization.....      96      133        105           745        4,272      6,624       8,784      9,610
                                    ------   ------    -------       -------      -------   --------    --------   --------
Total operating costs and
  expenses........................     800    1,958      6,837         5,649       24,830     67,093      60,231     64,911
Operating income (loss)...........    (438)     391     (6,112)       (1,235)       5,507    (24,235)     (1,534)    (1,628)
Other expense.....................      49       34          7         1,228        5,537      9,395      11,740     12,108
                                    ------   ------    -------       -------      -------   --------    --------   --------
Income (loss) from continuing
  operations before income
  taxes...........................    (487)     357     (6,119)       (2,463)         (30)   (33,630)    (13,274)   (13,736)
Provision (benefit) for income
  taxes...........................     (42)       8          7          (965)         551     (1,402)     (3,281)    (3,470)
                                    ------   ------    -------       -------      -------   --------    --------   --------
Income (loss) from continuing
  operations......................  $ (445)  $  349    $(6,126)      $(1,498)     $  (581)  $(32,228)   $ (9,993)  $(10,266)
                                    ======   ======    =======       =======      =======   ========    ========   ========
Loss from continuing operations
  per share (diluted).............                                   $ (0.04)     $ (0.01)  $  (0.78)   $  (0.24)  $  (0.25)
Number of shares used in computing
  diluted loss per share(b).......                                    41,285       41,285     41,285      41,697     41,697

                                                                PREDECESSOR
                                                                COMPANY(A)
                                                              ---------------        XPEDIOR INCORPORATED
                                                                   AS OF        ------------------------------
                                                               DECEMBER 31,           AS OF DECEMBER 31,
                                                              ---------------   ------------------------------
                                                               1995     1996      1997       1998       1999
                                                              ------   ------   --------   --------   --------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash........................................................  $   --   $  245   $      2   $    191   $ 49,718
Working Capital (includes amounts due to Metamor)...........     486    1,338    (25,332)   (95,229)    46,348
Total Assets................................................   1,468    3,771     34,267    138,192    261,465
Amounts due Metamor.........................................      --       --     16,253     77,929     18,891
Long-term debt, net of current maturities...................      --       --         --         --      9,066
Stockholders' equity........................................   1,053    2,399      2,828     17,776    196,873

---------------

(a) On March 27, 1997, Metamor acquired Metamor Technologies, Ltd., our predecessor company. Metamor contributed the stock of this company to us on April 30, 1999.

(b) Reflects a 41,285-for-1 stock split. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Examples of forward-looking statements include statements regarding our future financial results, operating results, market positions, product and services successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties and other important factors, including those set forth under "Risk Factors" included elsewhere in this Annual Report.

INTRODUCTION

     We were formed by Metamor to be the holding company for its eBusiness solutions unit. Metamor commenced operations of this unit with the acquisition of Metamor Technologies, Ltd., our predecessor company, on March 27, 1997, and acquired six additional companies in 1998 as part of the eBusiness solutions unit. Effective April 30, 1999, Metamor contributed to Xpedior all the outstanding capital stock of the seven companies comprising its eBusiness solutions unit. All seven companies were wholly owned subsidiaries of Metamor. As the entities were under common control, the contribution has been accounted for at historical cost in a manner similar to a pooling of interests. In September 1999, we acquired one additional company, Kinderhook Systems, Inc.

     Effective October 1, 1999, we distributed to Metamor a segment of our business that provided non-eBusiness outsourcing services. This segment was a services unit of Metamor Technologies. This segment has been reflected as discontinued operations in our financial statements. Revenues from discontinued operations were $13.2 million for the period from inception (March 27, 1997) to December 31, 1997, $22.7 million and $15.6 million for the years ended December 31, 1998 and 1999, respectively.

     In December 1999, we completed our initial public offering of 9.8 million shares of common stock. Net proceeds from the offering totaled $169.0 million and were used to repay amounts due to Metamor and for general working capital purposes of Xpedior. Of this amount, $122.6 million was paid to Metamor, which was applied to repay debt of $100 million and to redeem 1,280,250 of its common shares owned by Metamor.

     All of the eBusiness unit companies were acquired in transactions that were accounted for using the purchase method. The accompanying financial statements reflect Metamor's purchase accounting adjustments to the acquired eBusiness companies and include the results of operations of each of the companies from the date of their acquisition. Our historical consolidated operating results have been significantly affected by the number, timing, and size of the acquisitions. Accordingly, pro forma financial data are provided in this report to provide a more meaningful period-to-period comparison of our operating results. The pro forma financial data have been prepared and included in this report to illustrate the impact of the acquisitions as if they occurred at the beginning of the periods presented.

     The pro forma financial data are not necessarily indicative of results of operations that would have occurred had the acquisitions of the eBusiness companies been consummated as of the beginning of the periods presented or that might be attained in the future.

     Before Metamor acquired them, our eBusiness unit companies were managed as independent, private companies. As a consequence, their operating procedures and results reflected different financial objectives, business practices, service offerings and tax structures (S corporations and C corporations), which influenced their historical operations, client base and compensation levels. Since mid-1998, we have been integrating our eBusiness companies to implement a collective corporate strategy. The major initiative of our integration process has been to leverage the success of our eBusiness companies by sharing our expertise and practices over a unified platform. The Xpedior Process and our best practices and procedures have been refined and are being implemented throughout our company. We have also analyzed and reviewed our internally developed solutions to develop our Xpediators. This integration of methodologies and reusable solutions from the best practices found within our organization may present opportunities to increase revenues and reduce costs, but may also necessitate additional costs and expenditures for corporate administration, including expenses necessary to continue to train our professionals and implement our unified Xpedior Process. These various costs and possible cost-saving and revenue enhancements may make historical operating results difficult to compare with, and not indicative of, future performance.

     We contract on the basis that best fits our clients' needs. Our primary form of offering services is on a time-and-materials basis. In this form of contracting, we get paid at an agreed upon hourly rate for the time that we expend on our clients' projects, and revenues are recorded at the time services are performed. We also offer our services on a fixed-fee basis. This form of contracting represented approximately 12% of our total pro forma revenues for the year ended December 31, 1999. When we contract on a fixed-fee basis, we realize revenues on a percentage of completion basis. Payments on our fixed-fee contracts usually require an advance payment from the client with additional payments due on either a milestone or a predetermined schedule. Payments billed in excess of revenues earned are recorded as deferred revenues. Revenues earned but not yet billed are recorded as work in process.

     During the year ended December 31, 1999, our largest ten clients represented approximately 30% of our pro forma revenues. Our largest 50 clients during the year ended December 31, 1999 represented approximately 63% of our pro forma revenues. Historically, we begin a client relationship with a single project and, as our relationship grows, we increase both the number of projects that we perform for a particular client and the size of the engagement.

     Our most significant expense is cost of services, which consists primarily of project personnel salaries, benefits and non-reimbursed direct expenses incurred to complete projects. The number of professionals assigned to a project will vary according to the size, complexity, duration and demands of the project. An unanticipated termination of a significant project could also cause us to experience lower revenues and gross profit.

     To sustain our growth and improve profitability, we have made and continue to make substantial investments in the infrastructure of our business. These investments include the addition of senior management, administrative personnel, business development managers, facilities and recruiting capabilities. Selling, general and administrative expenses include the costs of recruiting, training, marketing, facilities, as well as administrative and executive compensation consisting of salaries, bonuses and benefits.

     Stock compensation charges consist of non-cash compensation expenses incurred in connection with the issuances, exchanges or cancellations of stock options and other stock awards. Compensation expense has been recognized for options granted under our stock option plan that were granted at prices below the fair value of our common stock at the date of issuance. This difference results in a compensation charge of $20.8 million, which is being recognized over the three-year vesting period. A compensation charge of $2.2 million was recognized during the year ended December 31, 1999.

     In September 1999, we issued 50,000 shares of restricted stock, which are subject to forfeiture upon the holder's termination of employment. We have recorded as deferred compensation $0.6 million which is being amortized over the 48-month vesting period.

     We also sold 129,702 shares of restricted stock for $7.71 per share. This arrangement was accounted for as a variable compensation plan through the date of our initial public offering due to certain put features and compensation expense was recognized for the difference between the fair market value and the carrying amount. During the year ended December 31, 1999, compensation expense of $1.5 million was recognized on this arrangement.

RESULTS OF OPERATIONS

  Year Ended December 31, 1999 compared with the Year Ended December 31, 1998

                                                  HISTORICAL            PRO FORMA
                                                  YEAR ENDED           YEAR ENDED
                                                 DECEMBER 31,         DECEMBER 31,
                                              ------------------   -------------------
                                               1998       1999       1998       1999
                                              -------   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues....................................  $72,267   $133,912   $100,500   $143,299
Cost of services............................   41,930     75,215     57,642     80,016
                                              -------   --------   --------   --------
Gross profit................................   30,337     58,697     42,858     63,283
Operating costs and expenses:
  Selling, general and administrative.......   20,558     47,703     29,660     51,557
  Stock compensation........................       --      3,744     30,809      3,744
  Depreciation and amortization.............    4,272      8,784      6,624      9,610
                                              -------   --------   --------   --------
          Total operating costs and
            expenses........................   24,830     60,231     67,093     64,911
                                              -------   --------   --------   --------
Operating income (loss).....................    5,507     (1,534)   (24,235)    (1,628)
Other expense...............................    5,537     11,740      9,395     12,108
Provision (benefit) for income taxes........      551     (3,281)    (1,402)    (3,470)
                                              -------   --------   --------   --------
Loss from continuing operations.............  $  (581)  $ (9,993)  $(32,228)  $(10,266)
                                              =======   ========   ========   ========
AS A PERCENTAGE OF REVENUES:
Revenues....................................    100.0%     100.0%     100.0%     100.0%
Cost of services............................     58.0       56.2       57.4       55.8
                                              -------   --------   --------   --------
Gross profit................................     42.0       43.8       42.6       44.2
Operating costs and expenses:
  Selling, general and administrative.......     28.4       35.6       29.5       36.0
  Stock compensation........................       --        2.8       30.7        2.6
  Depreciation and amortization.............      5.9        6.6        6.6        6.7
                                              -------   --------   --------   --------
Operating income (loss).....................      7.6       (1.1)     (24.1)      (1.1)

  Historical Operating Results for the Year Ended December 31, 1999 compared with the Year Ended December 31, 1998

     Revenues. Revenues increased 85.3% to $133.9 million for the year ended December 31, 1999 from $72.3 million for the year ended December 31, 1998. The increase in revenues was primarily a result of the increase in project personnel. This growth was primarily a result of the acquisition of the seven businesses and the growth in headcount post-acquisition. Headcount at December 31, 1999 was 1,045 compared with 695 at December 31, 1998. Headcount for the year ended December 31, 1999 included the full benefit of headcount added through the acquisitions of six companies during 1998, whereas the year ended December 31, 1998 included only the benefit of those acquisitions from the date of their acquisition. Average billing rates and utilization rates were comparable during the two periods.

     Cost of Services. Cost of services increased 79.4% to $75.2 million for the year ended December 31, 1999 from $41.9 million for the year ended December 31, 1998. The increase in cost of services was primarily a result of the growth in headcount noted above.

     Operating Costs and Expenses. Selling, general and administrative expenses increased 132.0% to $47.7 million for the year ended December 31, 1999 from $20.6 million for the year ended December 31, 1998. This increase primarily related to $10.1 million in incremental expenses of the businesses acquired in 1998 and investments in infrastructure necessary to support growth of the business including significant expenditures in marketing and branding expenses incurred to introduce the Xpedior brand. The 1999 period includes expenses for the full period for acquisitions made in 1998, whereas the 1998 period includes the expenses of the acquired businesses from the date of their acquisitions. Selling, general and administrative expenses increased as a percentage of revenues to 35.6% for the year ended December 31, 1999 from 28.4% for the year ended December 31, 1998. During the year ended December 31, 1999, we incurred a non-cash stock compensation charge totaling $3.7 million related to stock option and other equity issuances below fair value.

     Depreciation increased to $2.5 million for the year ended December 31, 1999 from $1.3 million for the year ended December 31, 1998. The increase in depreciation primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization increased to $6.3 million for the year ended December 31, 1999 from $3.0 million for the year ended December 31, 1998. The increase in amortization related to amortization of intangible assets of the acquired businesses. Depreciation and amortization increased as a percentage of revenues to 6.6% for the year ended December 31, 1999 from 5.9% for the year ended December 31, 1998.

     Other Expense. Interest expense increased 112.8% to $11.8 million for the year ended December 31, 1999 from $5.6 million for the year ended December 31, 1998. The increase in interest expense related to borrowings from Metamor to fund the purchase of the acquired companies and the payments of the post-closing contingent consideration, or earnouts, paid to the sellers of the acquired companies and our working capital requirements.

     Provision (Benefit) for Income Taxes. The benefit for income taxes for the year ended December 31, 1999 was $3.3 million, compared with a provision of $0.6 million for the year ended December 31, 1998. Our effective tax rate includes the effects of state income taxes, net of the benefit for federal taxes, and permanent differences related to the portion of goodwill amortization, business meals, entertainment and stock compensation charges not deductible for federal income tax purposes. The tax effect of these permanent differences totaled $1.4 million and $0.6 million after tax for the year ended December 31, 1999 and 1998, respectively.

  Pro Forma Operating Results for the Year Ended December 31, 1999 compared with the Year Ended December 31, 1998

     Revenues. Revenues increased 42.6% to $143.3 million for the year ended December 31, 1999 from $100.5 million for the year ended December 31, 1998. The increase in revenues primarily related to the increase in project personnel headcount and, to a lesser extent, increases in billing rates. Headcount increased 37.3% to 1,045 at December 31, 1999 from 761 at December 31, 1998.

     Cost of Services. Cost of services increased 38.8% to $80.0 million for the year ended December 31, 1999 from $57.6 million for the year ended December 31, 1998. The increase in cost of services was primarily a result of the growth in headcount noted above. Cost of services decreased as a percentage of revenues to 55.8% for the year ended December 31, 1999 from 57.4% for the year ended December 31, 1998.

     Operating Costs and Expenses. Selling, general and administrative expenses increased 73.8% to $51.6 million for the year ended December 31, 1999 from $29.7 million for the year ended December 31, 1998. The increase in selling, general and administrative expenses primarily resulted from investments in infrastructure and ongoing expenses necessary to support growth of the business. Selling, general and administrative expenses increased as a percentage of revenues to 36.0% for the year ended December 31, 1999 from 29.5% for the year ended December 31, 1998. The increase in selling, general and administrative expenses as a percentage of revenues primarily resulted from investments in infrastructure necessary to support growth of the business and position it as a free-standing, publicly held company. During the year ended December 31, 1999, we incurred a non-cash stock compensation charge of $3.7 million related to stock option and other equity issuances below fair value. During the same period in 1998, three constituent companies incurred pre-acquisition stock compensation charges totaling $30.8 million.

     Depreciation increased to $2.6 million for year ended December 31, 1999 from $1.6 million for the year ended December 31, 1998. The increase in depreciation related to the increased capital expenditures necessary to support growth in the business. Amortization increased to $7.0 million for the year ended December 31, 1999 from $5.0 million for the year ended December 31, 1998. The increase in amortization related to amortization of intangible assets of the acquired businesses. Depreciation and amortization as a percentage of revenues increased to 6.7% for the year ended December 31, 1999 from 6.6% for the year ended December 31, 1998.

     Other Expense. Interest expense increased 28.9% to $12.1 million for the year ended December 31, 1999 from $9.4 million for the year ended December 31, 1998. The increase in interest expense related to borrowings from Metamor to fund earnouts of the acquired companies and our working capital requirements during the year ended December 31, 1999.

     Provision (Benefit) for Income Taxes. The benefit for income taxes for the year ended December 31, 1999 was $3.5 million compared with a benefit of $1.4 million for the year ended December 31, 1998. Our effective tax rate includes the effects of permanent differences related to state income taxes, net of the federal income tax benefit, and the portion of goodwill amortization, business meals and entertainment and the stock compensation charges not deductible for federal income tax purposes. The tax effect of these permanent differences totaled $2.2 million and $29.1 million after tax for the year ended December 31, 1999 and 1998, respectively.

  Year Ended December 31, 1998 compared with the Year Ended December 31, 1997

     The historical statement of operations data for the year ended December 31, 1997 was derived by combining the predecessor's results of operations for the period from January 1, 1997 to March 26, 1997 with Xpedior's results of operations from inception (March 27, 1997) to December 31, 1997. The results of operations for the period from inception (March 27, 1997) to December 31, 1997 reflect Metamor's purchase accounting adjustments. These results are not necessarily indicative of operations that would have occurred had the acquisition occurred as of the beginning of the period presented.

                                                               HISTORICAL YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues....................................................   $15,166      $72,267
Cost of services............................................    10,027       41,930
                                                               -------      -------
Gross profit................................................     5,139       30,337
Operating costs and expenses:
Selling, general and administrative.........................     5,308       20,558
Stock compensation..........................................     6,328           --
Depreciation and amortization...............................       850        4,272
                                                               -------      -------
          Total operating costs and expenses................    12,486       24,830
Operating income (loss).....................................    (7,347)       5,507
Other expense...............................................     1,235        5,537
Provision (benefit) for income taxes........................      (958)         551
                                                               -------      -------
Loss from continuing operations.............................   $(7,624)     $  (581)
                                                               =======      =======
AS A PERCENTAGE OF REVENUES:
Revenues....................................................     100.0%       100.0%
Cost of services............................................      66.1         58.0
                                                               -------      -------
Gross profit................................................      33.9         42.0
Operating costs and expenses:
Selling, general and administrative.........................      35.0         28.4
Stock compensation..........................................      41.7           --
Depreciation and amortization...............................       5.6          5.9
                                                               -------      -------
Operating income (loss).....................................     (48.4)         7.6

  Historical Operating Results for the Year Ended December 31, 1998 compared with the Historical Combined Operating Results for the Year Ended December 31, 1997

     Revenues. Revenues increased 376.5% to $72.3 million for the year ended December 31, 1998 from $15.2 million for the year ended December 31, 1997. The increase in revenues was primarily a result of a 318.7% increase in project personnel to 695 at December 31, 1998 from 166 at December 31, 1997. The growth in headcount was primarily a result of the acquisition of the six businesses acquired in 1998.

     Cost of Services. Cost of services increased 318.2% to $41.9 million for the year ended December 31, 1998 from $10.0 million for the year ended December 31, 1997. The increase in cost of services was primarily a result of the growth in headcount noted above. Cost of services decreased as a percentage of revenues to 58.0% for the year ended December 31, 1998 from 66.1% for the year ended December 31, 1997. This improvement primarily related to: (1) the higher gross margins of the businesses acquired in 1998 compared with the gross margins of the predecessor in 1997 and (2) expansion in the gross margins of the predecessor primarily due to improved utilization and billing rate increases.

     Operating Costs and Expenses. Selling, general and administrative expenses increased 287.3% to $20.6 million for the year ended December 31, 1998 from $5.3 million for the year ended December 31, 1997. This increase primarily related to $11.7 million in incremental expenses of the acquired businesses and, to a lesser extent, investments in infrastructure necessary to support growth of the business. Selling, general and administrative expenses decreased as a percentage of revenues to 28.4% for the year ended December 31, 1998 from 35.0% for the year ended December 31, 1997. The decrease in selling, general and administrative expenses as a percentage of revenues primarily resulted from (1) acquisitions of businesses that had lower selling, general and administrative expense margins and (2) our improved operating leverage. During 1997, our predecessor incurred pre-acquisition stock compensation charges totaling $6.3 million.

     Depreciation increased to $1.3 million for the year ended December 31, 1998 from $0.4 million for the year ended December 31, 1997. The increase in depreciation primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization increased to $3.0 million for the year ended December 31, 1998 from $0.4 million for the year ended December 31, 1997. The increase in amortization related to amortization of intangible assets of the acquired businesses. Depreciation and amortization increased as a percentage of revenues to 5.9% for the year ended December 31, 1998 from 5.6% for the year ended December 31, 1997.

     Other Expense. Interest expense increased 351.8% to $5.6 million for the year ended December 31, 1998 from $1.2 million for the year ended December 31, 1997. The increase in interest expense related to borrowings from Metamor to fund the purchase of the acquired companies, including earnouts, and our working capital requirements.

     Provision (Benefit) for Income Taxes. The provision for income taxes for the year ended December 31, 1998 was $0.6 million, compared with a benefit of $1.0 million for the year ended December 31, 1997. Our effective tax rate includes the effects of permanent differences related to state income taxes, net of the federal income tax benefit, and the portion of goodwill amortization and business meals and entertainment not deductible for federal income tax purposes. The tax effect of these permanent differences totaled $0.5 million after tax for the year ended December 31, 1998. The effective tax rate for 1997 includes the pre-acquisition period of the predecessor, which was an S corporation and therefore not required to pay federal income tax.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements have principally related to the acquisitions of businesses, working capital and capital expenditures. These requirements have been met primarily through funds provided by Metamor and cash flows from operations.

     On December 21, 1999, the Company completed an initial public offering of
9.8 million shares at $19 per share. Net proceeds totaled $169.0 million, net of underwriting fees and offering expenses. Of this amount, $122.6 million was paid to Metamor, which was applied to repay debt of $100 million and to redeem 1,280,250 of its common shares owned by Metamor.

     As of December 31, 1999, we had outstanding borrowings from Metamor of $18.9 million at an interest rate of 8.75%. These borrowings relate to IPO costs advanced by Metamor on our behalf, and working capital requirements. In addition, at September 30, 1999, we assigned approximately $9.2 million in accounts receivable to Metamor. We paid Metamor for amounts collected on these receivables in January 2000.

     Metamor allocates its corporate overhead to its operating units based on revenues of the units. This allocation includes costs associated with services Metamor provides to the business units such as mergers and acquisitions, legal, tax, risk and cash management. The overhead allocation from Metamor is included in our selling, general and administrative expenses and totaled $1.4 million for the year ended December 31, 1998 and $2.5 million for the year ended December 31, 1999. Following the completion of the public offering, Metamor continued to provide us with these services. However, it ceased making a general allocation of its overhead to us and allocated only those expenses related to actual services provided.

     For the year ended December 31, 1998, and 1999, cash paid for acquisitions and related earnouts totaled $61.7 million and $48.1 million respectively. Total cash paid for acquisitions since inception was $125.8 million, all of which was paid by Metamor. Of this amount, Xpedior issued notes to Metamor for $86.8 million, which was repaid with proceeds from the public offering.

     We had working capital, excluding amounts due to Metamor, of $65.2 million at December 31, 1999. Our operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from our clients. Generally, we pay our professionals semi-monthly and receive payments from our clients at the December 31, 1999 average of 95 days from the date services were performed. Cash flows provided by (used in) operating activities were ($24.9) million and $6.7 million for the years ended December 31, 1999 and 1998 respectively. The use of cash in operations in 1999 reflected investments in working capital (principally accounts receivable) related to our growth during this period.

     Over the next twelve months, we anticipate that we will spend:

     - approximately $15.0 - $20.0 million in incremental branding and marketing expenses;

     - approximately $25.0 million in earnouts that have been fixed, which are payable in March 2000; and

     - approximately $18.0 - $25.0 million in capital expenditures to support the growth of the business.

     In addition, we have contingent liabilities of up to $11.4 million related to earnouts that are based on the performance of one of the acquired companies, NDC Group, Inc. We expect that approximately one-half of the NDC earnout, if earned and payable, will be paid in Metamor common stock, for which Metamor has agreed to contribute that payment to our capital and not require repayment by us. We also have assumed the cash portion of any future settlement associated with a guarantee of the value of approximately 308,000 shares of Metamor common stock issued in connection with the acquisition of NDC. If the fair market value of these shares is less than $14.0 million based upon the average market price for the 20 trading days preceding April 16, 2000, we will be obligated to pay the difference to the former NDC shareholders. We expect that the settlement of this guarantee, if triggered, will be paid one-half in cash, which we have assumed, and one-half in Metamor common stock. Metamor has agreed to contribute to our capital the stock it issues for the non-cash portion of the settlement and not require repayment by us. Based on the last reported sale price of Metamor common stock of $30.4375 on March 24, 2000, our obligation under the guarantee would have been approximately $4.6 million.

     Xpedior issued approximately $9.1 million aggregate principal amount of 7% Convertible Subordinated Promissory Notes due 2002 that are convertible into shares of Xpedior at $19.00 per share in connection with the acquisition of Kinderhook Systems, Inc. Xpedior may also redeem the notes under certain circumstances. The notes are guaranteed by Metamor. The holders of the notes have certain registration rights with respect to the shares of Xpedior stock to be issued upon conversion of the notes. Xpedior also issued a 7% Convertible Subordinated Promissory Note due 2002 in the principal amount of $1,850,000 in connection with the acquisition of the assets of NewTHINK, Inc.

     We are currently in preliminary discussions with commercial banks for a credit facility to fund our working capital requirements over the next twelve months. We expect to have a credit facility in place during the second quarter of 2000. In the interim, Metamor has agreed to provide funding for our working capital requirements and to reduce the interest rate on our outstanding intercompany indebtedness to its incremental borrowing rate, which at December 31, 1999 was 8.75%.

     We believe that the cash proceeds from the IPO, the availability of borrowings from Metamor of between $25-30 million, borrowings under our proposed credit facility and cash flow from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we could elect, or we could be required, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to us. We may also issue equity or equity-related securities for acquisitions from time to time in the future. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

YEAR 2000 UPDATE

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The Company will continue to monitor its missions critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt the statement effective January 1, 2001. The Company has not entered into any derivative financial instruments and does not believe that the adoption of Financial Accounting Standards No. 133 will have a significant impact on its results of operations, financial position or cash flows.

     In December of 1999, the SEC issued Staff Accounting Bulletin 101 (SAB
101), Revenue Recognition, which the Company is required to adopt in the first quarter of 2000. In March 2000, the SEC issued SAB 101A which temporarily delayed the adoption of SAB 101. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company is currently evaluating their revenue recognition policies and the effect of adopting this Bulletin.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently are exposed to market risks related to changes in interest rates. The proceeds from the initial public offering have been invested short term in financial instruments. The value of these financial instruments would be affected by fluctuations in interest rates and could fall in value if interest rates rise Additionally, our future borrowings will have a variable component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material impact on the results of operations or on our balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Items 10 (except for Executive Officers which is included in Part I of this Annual Report), 11, 12 and 13 of Part III are incorporated by reference from the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is expected to be filed with the Commission no later than April 10, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report or incorporated by reference:

     1. Financial Statements

          As to financial statements, reference is made to the Index to Financial Statements on page F-1 of this Annual Report.

     2. Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. Exhibits

     (a) Exhibits

          The following exhibits are filed as part of this Annual Report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1*           -- Merger Agreement dated as of March 26, 1997 by and among
                            Irvin M. Shapiro, the Irvin M. Shapiro Children's Trust,
                            Metamor Technologies, Ltd. and CORESTAFF, Inc. and
                            CORESTAFF Acquisition Sub #9, Inc. (Form S-1, Reg. No.
                            333-89239)
          2.2*           -- Agreement and Plan of Merger dated as of December 23,
                            1997 by and among CORESTAFF, Inc., CORESTAFF Acquisition
                            Sub #12, Inc., Sage I.T. Partners, Inc. and the
                            Shareholders of Sage I.T. Partners, Inc. (Form S-1, Reg.
                            No. 333-89239)
          2.3*           -- Stock Purchase Agreement dated as of December 31, 1997 by and among CORESTAFF, Inc., Workgroup Productivity
                            Corporation, and the Shareholders of Workgroup
                            Productivity Corporation (Form S-1, Reg. No. 333-89239)
          2.4*           -- Agreement and Plan of Merger dated as of April 16, 1998 by and among Metamor Worldwide, Inc., CORESTAFF
                            Acquisition Sub #13, Inc., NDC Group, Inc. and the
                            Stockholders of NDC Group, Inc. (Form S-1, Reg. No.
                            333-89239)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.5*           -- Stock Purchase Agreement dated as of June 17, 1998 by and among Metamor Worldwide, Inc., Informix Corporation and
                            the Sellers (Form S-1, Reg. No. 333-89239)
          2.6*           -- Stock Purchase Agreement dated as of July 16, 1998 by and among Metamor Worldwide, Inc., Advanced Information
                            Solutions, Inc. and the Sellers (Form S-1, Reg. No.
                            333-89239)
          2.7*           -- Asset Purchase Agreement dated as of November 12, 1998 by and among Metamor Worldwide, Inc., Metamor Technologies,
                            Ltd., New Technology Partners, Inc. and the Shareholders
                            of New Technology Partners, Inc. (Form S-1, Reg. No.
                            333-89239)
          2.8*           -- Stock Purchase Agreement dated as of September 17, 1999 by and among Xpedior Incorporated, Kinderhook Systems,
                            Inc. and the Sellers (Form S-1, Reg. No. 333-89239)
          3.1*           -- Form of Amended and Restated Certificate of Incorporation
                            (Form S-1, Reg. No. 333-89239)
          3.2            -- Amended and Restated Bylaws
          4.1*           -- Form of Common Stock Certificate (Form S-1, Reg. No.
                            333-89239)
         10.1*           -- Employment Agreement between Xpedior Incorporated and
                            David N. Campbell (Form S-1, Reg. No. 333-89239)
         10.2*           -- Employment Agreement between Xpedior Incorporated and J.
                            Brian Farrar (Form S-1, Reg. No. 333-89239)
         10.3*           -- Form of Indemnification Agreement (Form S-1, Reg. No.
                            333-89239)
         10.4*           -- Form of Registration Rights Agreement (Form S-1, Reg. No.
                            333-89239)
         10.5*           -- Form of Services Agreement (Form S-1, Reg. No. 333-89239)
         21.1            -- Subsidiaries of the Company (Form S-1, Reg. No.
                            333-89239)
         24.1            -- Power of Attorney (included on the signature page of this registration statement) (Form S-1, Reg. No. 333-89239)
         27.1            -- Financial Data Schedule

---------------

 *  Incorporated by reference

     (b) Reports on Form 8-K.

          None.

                              XPEDIOR INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
XPEDIOR INCORPORATED AND SUBSIDIARIES
Consolidated Financial Statements:
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Stockholder's Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7
METAMOR TECHNOLOGIES, LTD.
Report of Independent Auditors..............................  F-19
Statements of Operations....................................  F-20
Statements of Stockholders' Equity..........................  F-21
Statements of Cash Flows....................................  F-22
Notes to Financial Statements...............................  F-23

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Xpedior Incorporated

     We have audited the accompanying consolidated balance sheets of Xpedior Incorporated and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (March 27, 1997) to December 31, 1997 and for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xpedior Incorporated and subsidiaries at December 31, 1998 and 1999 and the consolidated results of their operations and their cash flows for the period from inception (March 27, 1997) to December 31, 1997 and for each of the two years in the period ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

Houston, Texas
February 8, 2000

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS

Current Assets:
  Cash and cash equivalents.................................  $    191   $ 49,718
  Accounts receivable, net of allowance of $560 and $971....    22,161     43,000
  Work in process...........................................     1,409      3,295
  Prepaid expenses and other................................       921      4,012
                                                              --------   --------
          Total current assets..............................    24,682    100,025
Net Assets of Discontinued Operations.......................       731         --
Fixed Assets, net...........................................     7,747     15,496
Intangible Assets, net of accumulated amortization of $3,477
  and $9,716................................................   104,520    145,157
Other.......................................................       512        787
                                                              --------   --------
          Total Assets......................................  $138,192   $261,465
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Amounts due to Parent.....................................  $ 77,929   $ 18,891
  Accounts payable..........................................     1,447      3,517
  Payroll and related taxes.................................     3,677      5,045
  Other accrued liabilities.................................     3,509      3,908
  Amounts due sellers of acquired companies.................    29,651     19,836
  Deferred revenues.........................................     3,698      2,480
                                                              --------   --------
          Total current liabilities.........................   119,911     53,677
Deferred Income Taxes and Other.............................       505      1,849
Convertible Subordinated Notes..............................        --      9,066
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares
     authorized, none outstanding...........................        --         --
  Common stock, par value $.01; 100,000,000 shares
     authorized, 41,285,298 and 50,000,000 shares issued and
     outstanding............................................       413        500
Additional paid-in capital..................................    15,253    204,224
Retained earnings (deficit).................................     2,110     (6,278)
                                                              --------   --------
                                                                17,776    198,446
                                                              --------   --------
  Less -- receivable from stockholder.......................        --     (1,000)
  Less -- deferred compensation.............................        --       (573)
                                                              --------   --------
          Total stockholders' equity........................    17,776    196,873
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $138,192   $261,465
                                                              ========   ========

                See notes to consolidated financial statements.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             PERIOD FROM
                                                              INCEPTION           YEAR ENDED
                                                           (MARCH 27, 1997)      DECEMBER 31,
                                                           TO DECEMBER 31,    ------------------
                                                                 1997          1998       1999
                                                           ----------------   -------   --------
Revenues.................................................      $12,588        $72,267   $133,912
Cost of services.........................................        8,174         41,930     75,215
                                                               -------        -------   --------
Gross profit.............................................        4,414         30,337     58,697
Operating costs and expenses:
  Selling, general and administrative....................        4,904         20,558     47,703
  Stock compensation.....................................           --             --      3,744
  Depreciation and amortization..........................          745          4,272      8,784
                                                               -------        -------   --------
                                                                 5,649         24,830     60,231
                                                               -------        -------   --------
Operating income (loss)..................................       (1,235)         5,507     (1,534)
Other income (expense):
  Interest expense.......................................       (1,231)        (5,562)   (11,835)
  Other, net.............................................            3             25         95
                                                               -------        -------   --------
                                                                (1,228)        (5,537)   (11,740)
                                                               -------        -------   --------
Loss from continuing operations before income taxes......       (2,463)           (30)   (13,274)
Provision (benefit) for income taxes.....................         (965)           551     (3,281)
                                                               -------        -------   --------
Loss from continuing operations..........................       (1,498)          (581)    (9,993)
Income from discontinued operations, net of income taxes
  of $1,095, $1,669, and $1,059, respectively............        1,659          2,530      1,605
                                                               -------        -------   --------
Net income (loss)........................................      $   161        $ 1,949   $ (8,388)
                                                               =======        =======   ========
Earnings (loss) per share (basic and diluted):
  Loss from continuing operations........................      $ (0.04)       $ (0.01)  $  (0.24)
  Income from discontinued operations....................         0.04           0.06       0.04
                                                               -------        -------   --------
          Net income (loss)..............................      $  0.00        $  0.05   $  (0.20)
                                                               =======        =======   ========

                See notes to consolidated financial statements.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                  ADDITIONAL   RETAINED     RECEIVABLE                       TOTAL
                                         COMMON    PAID-IN     EARNINGS        FROM         DEFERRED     STOCKHOLDERS'
                                         STOCK     CAPITAL     (DEFICIT)   STOCKHOLDERS   COMPENSATION      EQUITY
                                         ------   ----------   ---------   ------------   ------------   -------------
INITIAL CAPITALIZATION OF XPEDIOR --
  Issuance of 41,285,298 shares of
     common stock to Parent and
     contribution
     from Parent.......................   $413     $  2,254     $    --      $    --         $  --         $  2,667
  Net income...........................     --           --         161           --            --              161
                                          ----     --------     -------      -------         -----         --------
BALANCE AT DECEMBER 31, 1997...........    413        2,254         161           --            --            2,828
  Contribution from Parent.............     --       12,999          --           --            --           12,999
  Net income...........................     --           --       1,949           --            --            1,949
                                          ----     --------     -------      -------         -----         --------
BALANCE AT DECEMBER 31, 1998...........    413       15,253       2,110           --            --           17,776
  Contribution from Parent.............     --       38,649          --           --            --           38,649
  Issuance of 50,000 shares of
     restricted stock, net.............      1          624          --           --          (625)              --
  Sale of 129,702 shares of common
     stock.............................      1          999          --       (1,000)           --               --
  Sale of 9,815,250 shares of common
     stock, net of offering costs......     85      168,890          --           --            --          168,975
  Redemption of and retirement of
     1,280,250 shares from Parent......     --      (22,622)         --           --            --          (22,622)
  Distribution of net assets of
     discontinued operations...........     --       (1,261)         --           --            --           (1,261)
  Stock compensation charge for:
     Sale of common stock..............     --        1,464          --           --            --            1,464
     Issuance of stock options.........     --        2,228          --           --            --            2,228
  Amortization of deferred
     compensation......................     --           --          --           --            52               52
  Net loss.............................     --           --      (8,388)          --            --           (8,388)
                                          ----     --------     -------      -------         -----         --------
BALANCE AT DECEMBER 31, 1999...........   $500     $204,224     $(6,278)     $(1,000)        $(573)        $196,873
                                          ====     ========     =======      =======         =====         ========

                See notes to consolidated financial statements.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             PERIOD FROM
                                                              INCEPTION           YEAR ENDED
                                                           (MARCH 27, 1997)      DECEMBER 31,
                                                           TO DECEMBER 31,    ------------------
                                                                 1997          1998       1999
                                                           ----------------   -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................      $   161        $ 1,949   $ (8,388)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.......................        1,014          4,673      9,542
     Deferred income tax provision (benefit).............         (200)           491       (245)
     Stock compensation..................................           --             --      3,744
     Provision for doubtful accounts.....................           27            513        411
     Changes in assets and liabilities net of effects of
       acquisitions:
       Accounts receivable and work in process...........       (3,520)        (9,268)   (29,959)
       Prepaid expenses and other........................         (164)         1,392     (3,366)
       Accounts payable..................................         (951)          (843)     1,736
       Accrued liabilities...............................        2,482          7,813      1,595
                                                               -------        -------   --------
          Net cash provided by (used in) operating
            activities...................................       (1,151)         6,720    (24,930)
                                                               -------        -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................       (1,774)        (5,261)   (10,892)
  Other..................................................            7           (358)      (530)
                                                               -------        -------   --------
          Net cash used in investing activities..........       (1,767)        (5,619)   (11,422)
                                                               -------        -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on acquisition notes to Parent.................           --             --    (86,811)
     Working capital advances from (payments to) Parent,
       net...............................................        2,920           (912)    26,337
     Redemption of shares from Parent....................           --             --    (22,622)
     Proceeds from IPO, net of costs.....................           --             --    168,975
                                                               -------        -------   --------
          Net cash provided by (used in) financing
            activities...................................        2,920           (912)    85,879
                                                               -------        -------   --------
Net increase in cash.....................................            2            189     49,527
Cash, beginning of period................................           --              2        191
                                                               -------        -------   --------
Cash, end of period......................................      $     2        $   191   $ 49,718
                                                               =======        =======   ========

                See notes to consolidated financial statements.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND OPERATIONS

     Xpedior Incorporated ("Xpedior" or the "Company") was formed by Metamor Worldwide, Inc. ("Metamor" or the "Parent") to be the holding company for its eBusiness solutions unit. Metamor commenced operations of this unit with the acquisition of Metamor Technologies, Ltd. on March 27, 1997 and acquired six additional companies in 1998 (see note 3). Effective April 30, 1999, Metamor contributed to Xpedior all the outstanding capital stock of the seven companies comprising its eBusiness solutions unit (the "Acquired Companies"), all of which were wholly owned subsidiaries of Metamor. As the entities were under common control, the contribution has been accounted for at historical cost in a manner similar to a pooling of interest. On September 24, 1999, Xpedior acquired an eBusiness solutions company. The cash portion of the purchase price was paid by Metamor and contributed to Xpedior's capital.

     Xpedior provides eBusiness solutions to clients in the following service areas: (i) digital business strategy; (ii) electronic commerce; (iii) digital branding and user experience design; (iv) eBusiness systems and integration; (v) eBusiness technology management; (vi) network design and security; (vii) eBusiness intelligence; and (viii) enterprise portals, collaboration and knowledge management.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying financial statements present on a consolidated basis the accounts of Xpedior and its subsidiaries. All significant intercompany transactions have been eliminated.

     The Acquired Companies were all acquired by Metamor in transactions that were accounted for using the purchase method. The accompanying financial statements reflect the "push down" of Metamor's purchase accounting adjustments to the Acquired Companies and include the results of operations of the Acquired Companies from the date of acquisition.

     Effective October 1, 1999, the Company distributed to Metamor a segment that provided non-eBusiness outsourcing services. This segment was a services unit of Metamor Technologies, Ltd., which was acquired in March 1997. This segment is reflected as discontinued operations in the accompanying financial statements. Revenues from discontinued operations were $13.2 million for the period from inception (March 27, 1997) to December 31, 1997, $22.7 million and $15.6 million for the years ended December 31, 1998 and 1999, respectively. Net assets from discontinued operations distributed to Metamor consisted primarily of accounts receivables, fixed assets and liabilities.

  Fixed Assets

     Fixed assets, which consist primarily of computer equipment and furniture and fixtures, are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 7 years. Amortization of leasehold improvements is computed on a straight-line basis over the useful life of the asset or lease term, whichever is shorter. Accumulated depreciation and amortization was $3.9 million and $7.2 million at December 31, 1998 and 1999, respectively. Fixed asset depreciation and amortization expense was $0.3 million for the period from inception (March 27, 1997) to December 31, 1997, $1.3 million and $2.5 million for the years ended December 31, 1998 and 1999, respectively. The Company believes all fixed assets are fully realizable.

  Cash and Cash Equivalents

     All short-term investments with an original maturity of 90 days or less are considered cash equivalents.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

  Intangible Assets

     Intangible assets primarily consist of goodwill associated with the acquired businesses. Goodwill is amortized on a straight-line basis over 20 years. In the event that facts and circumstances indicate intangible or other long-lived assets may be impaired, the Company evaluates the recoverability of such assets. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value or discounted cash flow value is necessary. The Company believes all intangible assets are fully realizable.

  Revenue Recognition

     Revenues are recorded at the time services are performed, except for fixed-price contracts, which are accounted for using the percentage-of-completion method. Estimated losses on fixed-price contracts are recorded in the period the losses are determinable. Amounts received prior to performance of the related services are recorded as deferred revenue and recognized at the time services are performed. Revenue recognized in excess of amounts billed are classified as current assets under work in progress.

  Income Taxes

     The Company and its subsidiaries are included in the consolidated federal income tax return of Metamor. Income taxes for Xpedior have been calculated as if it had filed a separate consolidated return with its subsidiaries.

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Benefits from operating losses have been utilized by the Parent in its consolidated return and have been recorded as a reduction in the amounts due to Parent. The Company's interim provisions for income taxes were computed using its estimated effective tax rate for the year.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Stock Split

     Effective August 26, 1999, the Company's common stock was split 41,285,298-for-1. The Company's common share amounts have been restated to give effect to the split.

  Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with current year presentations.

  New Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The Company is required to adopt FAS 133 effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

     In December of 1999, the SEC issued Staff Accounting Bulletin 101 (SAB
101), Revenue Recognition, which the Company is required to adopt in the first quarter of 2000. In March 2000, the SEC issued SAB 101A which temporarily delayed the adoption of SAB 101. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company is currently evaluating their revenue recognition policies and the effect of adopting this Bulletin.

3. ACQUISITIONS

     Xpedior is comprised of eight eBusiness solutions companies that were acquired in transactions accounted for using the purchase method. The effects of the seven acquisitions made by Metamor have been pushed down to Xpedior (See notes 1 and 2). The results of operations of the acquired companies are included in the Company's consolidated results of operations from the date of acquisition. Summary information of the acquired companies follows:

                                                          PERIOD FROM
                                                           INCEPTION        YEAR ENDED
                                                        (MARCH 27, 1997)   DECEMBER 31,
                                                        TO DECEMBER 31,    -------------
                                                              1997         1998    1999
                                                        ----------------   -----   -----
Acquisitions completed:...............................           1             6       1
                                                             =====         =====   =====
  Purchase consideration (in millions):
     Cash paid, net of amounts previously accrued.....       $16.1         $50.9   $18.4
     Fair value of Metamor common stock issued........          --          13.9     1.6
     Fair value of Xpedior convertible notes issued...          --            --     9.1
     Amounts due sellers of acquired companies........        12.1          29.7    19.8
     Liabilities assumed..............................         3.9           5.4     1.0
                                                             -----         -----   -----
     Fair value of assets acquired (including
       intangible assets).............................       $32.1         $99.9   $49.9
                                                             =====         =====   =====
  Purchase allocations (in millions):
     Tangible assets acquired.........................       $ 7.1         $16.9   $ 3.9
     Intangible assets (all goodwill).................        25.0          83.0    46.0
                                                             -----         -----   -----
     Fair value at assets acquired....................       $32.1         $99.9   $49.9
                                                             =====         =====   =====

     On March 27, 1997, Metamor acquired Metamor Technologies, Ltd., an Illinois-based eBusiness solutions company. Purchase consideration totaled $37.0 million in cash, which included purchase consideration paid after closing based on the increase in earnings before interest and taxes ("EBIT"), as defined ("Earnouts"). The sellers are not entitled to any additional purchase consideration.

     On January 2, 1998, Metamor acquired Workgroup Productivity Corp., an Illinois-based eBusiness solutions company. Purchase consideration totaled $10.0 million in cash, which included Earnouts for 1998. In August 1999, the sellers entered into an agreement with Metamor whereby all future Earnouts were fixed at $4.8 million. This obligation, which is payable in March 2000, and resulting goodwill were recorded as of the effective date of the agreement.

     On January 7, 1998, Metamor acquired Sage IT Partners, Inc., a California-based eBusiness solutions company. Purchase consideration totaled $16.6 million in cash, which included Earnouts for 1998. In July 1999, the sellers entered into an agreement with Metamor whereby all future Earnouts were fixed at $8.8 million. This obligation, which is payable in March 2000, and the resulting goodwill were recorded as of the effective date of the agreement.

     On April 16, 1998, Metamor acquired NDC Group, Inc. ("NDC"), a Virginia-based eBusiness solutions company, for $18.3 million in cash and 0.4 million shares of Metamor's common stock valued at $15.5 million,

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

0.3 million shares which are subject to a price guarantee (the "Issued Stock"). The purchase consideration included Earnouts for 1998.

     The guarantee on the Issued Stock provides that the fair market value, as defined, will not be less than $14.0 million as of April 16, 2000. In the event that the fair market value of the Issued Stock is less than $14.0 million, the Company may be obligated to pay the sellers for the difference. The guarantee will be adjusted for any Issued Stock sold prior to the measurement date. The sellers are also entitled to future Earnouts of up to $15.0 million based on the increase in EBIT as defined. Up to one-half of any payments to settle the guarantee and the remaining Earnouts are expected to be paid in Metamor common stock. Metamor has agreed to contribute to the capital of Xpedior the fair value of any common stock it issues to satisfy these contingent obligations. No Earnouts have been accrued at December 31, 1999, as the Company and NDC are involved in litigation against the former officers and shareholders of NDC. See
Note 7 for further discussion.

     On June 17, 1998, Metamor acquired Virtual Solutions, Inc., a Texas-based eBusiness solutions company. Purchase consideration totaled $15.0 million in cash, which included Earnouts for 1998. In August 1999, the sellers entered into an agreement with Metamor whereby all future Earnouts were fixed at $6.3 million. This obligation, which is payable in March 2000, and resulting goodwill were recorded as of the effective date of the agreement.

     On July 15, 1998, Metamor acquired Advanced Information Solutions, Inc., an Illinois-based eBusiness solutions company. Purchase consideration totaled $7.5 million in cash.

     On November 12, 1998, Metamor acquired New Technology Partners Consulting, a Massachusetts-based eBusiness solutions company. Purchase consideration totaled $7.8 million in cash and the sellers are entitled to Earnouts of up to $1.5 million.

     On September 24, 1999, the Company acquired Kinderhook Systems, Inc., a New York-based eBusiness solutions business for $14.9 million in cash and $9.1 million of 7% subordinated convertible notes of the Company due in September 2002. The cash portion of the purchase price was paid by Metamor, which contributed an equal amount to the capital of Xpedior. These notes are convertible at the option of the holders into common stock of the Company at the initial public offering price during a 30-day period after the earlier of the distribution of Xpedior stock by Metamor or the second anniversary of an initial public offering.

     Earnouts are accrued in the period they become probable and can be reasonably estimated. The accrual of Earnouts increases the amount of goodwill related to an acquisition.

     The following unaudited results of operations have been prepared assuming all acquisitions consummated on or before December 31, 1999 had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                             YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1997           1998           1999
                                                     -----------    -----------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................................   $ 61,088       $100,500       $143,299
Net loss...........................................   $(12,453)      $(32,228)      $ (8,661)
Loss per share (basic and diluted).................   $  (0.30)      $  (0.78)      $  (0.21)

4. INITIAL PUBLIC OFFERING

     On December 21, 1999, the Company completed an initial public offering
(IPO) of 9.8 million shares of common stock. Net proceeds from the offering totaled $169.0 million after deducting underwriting fees and offering expenses. Of this amount, $122.6 million was paid to Metamor and applied to repay debt of

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

$100 million and to redeem and retire 1,280,350 of its common shares owned by Metamor at a price of $19 per share which amounted to $22.6 million, net of underwriting fees.

5. AMOUNTS DUE TO PARENT AND TRANSACTIONS WITH PARENT

     Amounts due to Parent consist of the following (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1997       1998       1999
                                                        -------    -------    -------
Notes payable, interest at bank's base rate (8.75% at
  December 31, 1999), payable on demand:
  Acquisition notes..................................   $13,333    $75,921    $    --
  Advances for working capital.......................     2,920      2,008     18,891
                                                        -------    -------    -------
          Total......................................   $16,253    $77,929    $18,891
                                                        =======    =======    =======

     The acquisition notes were issued to Metamor by Xpedior in connection with
(i) the initial capitalization of each of the Acquired Companies, and (ii) the subsequent payment of Earnouts by Metamor. Effective July 31, 1999, Metamor contributed $17.0 million of this indebtedness to the capital of Xpedior.

     Advances for working capital relate to net cash transfers between Xpedior and Metamor, expense allocations from Metamor (including income taxes) and interest on intercompany indebtedness with Metamor. All the interest expense of Xpedior was charged by Metamor and included in the advances for working capital. Interest expense allocated by Metamor totaled $1.2 million in 1997, $5.6 million in 1998 and $11.8 million for 1999. In addition, at September 30, 1999, Xpedior assigned approximately $9.2 million in accounts receivable to Metamor. Xpedior paid Metamor for amounts collected on these receivables in January, 2000.

     Included in the net cash transfers between Xpedior and Metamor are receivables collected by Metamor on Xpedior's behalf totaling $0.9 million for the period from inception to December 31, 1997, $0.2 million for the year ended December 31, 1998 and $.3 million for the year ended December 31, 1999.

     Xpedior is currently working to obtain a separate credit facility. Until this facility is obtained, Metamor has agreed to fund Xpedior's cash requirements. Following the offering, Metamor has reduced the interest rate on outstanding intercompany indebtedness with Xpedior, if any, to its incremental borrowing rate under its senior credit agreement.

     The Company participates in the centralized cash management program of Metamor. Under this program, the Company's cash balances are transferred daily to Metamor accounts and its daily cash requirements are funded by Metamor. The advances for working capital are adjusted for the net cash transfers between the two companies. Metamor allocates to Xpedior a portion of the expenses that are charged by the commercial banks for operating the program.

     Metamor allocates its corporate overhead to its operating units in a reasonable manner based on revenues of the units. This allocation includes costs associated with services Metamor provides to the business units such as mergers and acquisitions, legal, tax, risk and cash management. The overhead allocation from Metamor is included in selling, general and administrative expenses of Xpedior and totaled $1.0 million for the period from inception to December 31, 1997, $1.4 million and $2.5 million for the years ended December 31, 1998 and 1999, respectively. Following completion of Xpedior's initial public offering, Metamor has ceased making a general allocation of its overhead to Xpedior and allocates only those expenses related to actual services provided.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

     Xpedior participates in Metamor's long-term incentive plan and its employee stock purchase plan. Xpedior's share of costs of those programs is included in the expense allocations from Metamor. Upon a distribution of Xpedior stock to Metamor Stockholders, employees of Xpedior would cease participation in Metamor's long-term incentive plan. Stock options in Metamor held by Xpedior employees may be converted into Xpedior stock options. Xpedior's employees would also cease participation in Metamor's employee stock purchase plan.

6. INCOME TAXES

     The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

                                                                             YEAR ENDED
                                                   PERIOD FROM INCEPTION    DECEMBER 31,
                                                     (MARCH 27, 1997)      ---------------
                                                   TO DECEMBER 31, 1997    1998     1999
                                                   ---------------------   -----   -------
Current:
  Federal........................................          $(673)          $ 433   $(2,662)
  State..........................................            (92)           (373)     (374)
                                                           -----           -----   -------
                                                            (765)             60    (3,036)
                                                           -----           -----   -------
Deferred:
  Federal........................................           (176)             36      (186)
  State..........................................            (24)            455       (59)
                                                           -----           -----   -------
                                                            (200)            491      (245)
                                                           -----           -----   -------
                                                           $(965)          $ 551   $(3,281)
                                                           =====           =====   =======

     The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes follows (in thousands):

                                                                               YEAR ENDED
                                                     PERIOD FROM INCEPTION    DECEMBER 31,
                                                       (MARCH 27, 1997)      --------------
                                                     TO DECEMBER 31, 1997    1998    1999
                                                     ---------------------   ----   -------
Income tax benefit computed at federal statutory
  income tax rate..................................          $(862)          $(11)  $(4,646)
State income tax expense (benefit), net of federal
  (benefit)........................................           (116)            52      (433)
Non-deductible portion of business meals,
  entertainment and other..........................             13             69       193
Non-deductible portion of stock compensation.......             --             --       512
Amortization of nondeductible goodwill.............             --            441     1,093
                                                             -----           ----   -------
Provision (benefit) for income taxes...............          $(965)          $551   $(3,281)
                                                             =====           ====   =======

     The net current and noncurrent components of deferred income taxes reflected in the consolidated balance sheets follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                              1998        1999
                                                              -----      -------
Net current asset (liability)...............................  $(204)     $   756
Net noncurrent liability....................................   (471)      (1,849)
                                                              -----      -------
Net liability...............................................  $(675)     $(1,093)
                                                              =====      =======

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

     Deferred tax assets and liabilities were comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998     1999
                                                              ------   -------
Deferred tax assets:
  Accrued vacation..........................................  $  486   $   733
  Deferred compensation.....................................     263       135
  Bad debt..................................................     190       549
  Other.....................................................     394       185
                                                              ------   -------
          Total deferred tax assets.........................   1,333     1,602
                                                              ------   -------
Deferred tax liabilities:
  Goodwill..................................................     442     1,258
  Excess financial over tax basis of acquisitions...........     958        --
  Other.....................................................     608     1,437
                                                              ------   -------
          Total deferred tax liabilities....................   2,008     2,695
                                                              ------   -------
          Net deferred tax liability........................  $ (675)  $(1,093)
                                                              ======   =======

7. COMMITMENTS AND CONTINGENCIES

     The Company leases various office space and equipment under noncancelable operating leases expiring through 2006. Rent expense was $194,991 for the period from inception (March 27, 1997) through December 31, 1997, $1,370,404 for the year ended December 31, 1998 and $3,865,056 for the year ended December 31, 1999. The related future minimum lease payments as of December 31, 1999 are as follows (in thousands):

YEAR ENDING:
2000....................................................    4,721,066
2001....................................................    4,741,326
2002....................................................    4,495,350
2003....................................................    3,946,570
2004....................................................    3,207,327
Thereafter..............................................    2,756,676
                                                          -----------
                                                          $23,868,315
                                                          ===========

     Certain of the Company's executives are covered by employment agreements covering, among other things, base compensation, incentive-bonus determinations and payments in the event of termination or a change in control of the Company.

     Under terms of certain acquisitions, Metamor is required to make additional payments to sellers generally to the extent future earnings, as defined, exceed certain stipulated levels. These obligations have been transferred by Metamor to Xpedior in connection with the contribution of those acquired companies to Xpedior. The provisions of these contingent payments (Earnouts) are described in
Note 3.

     Xpedior has agreed to provide its president and CEO the benefits under a non-competition agreement between him and a former employer, in the event the former employer ceases to make the payments. Under this agreement, the CEO is entitled to monthly payments aggregating $255,000 per year through November 2002, thereafter reduced to $165,000 per year until his death. The CEO is also entitled to receive benefits under the former employer's benefit plan and through November 2002, reimbursement for medical premiums and payment of premiums for a life insurance policy.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

     In September 1999, the former employer terminated all of the benefits owed to the executive, including those which Xpedior has agreed to undertake. Xpedior believes that the agreement has not been breached by its president and CEO and that the former employer is obligated to make the required payments. Although Xpedior plans to pursue this matter vigorously and believes that it has strong legal defenses, there can be no assurance as to the outcome of this matter.

     Metamor and NDC filed suit in May 1999 against some former officers and shareholders of NDC and other parties for several causes of action, including breaches of fiduciary duties and numerous covenants and agreements. Metamor and NDC are seeking monetary and injunctive relief against the defendants. Some of the defendants have filed Cross-Bills alleging breach of employment and other agreements and duties of good faith and fair dealings and other tort claims against NDC, Metamor and Xpedior. Additionally, some of these same defendants have filed similar claims in the United States District Court for the Eastern District of Virginia. The defendants that filed the Cross-Bills and the complaint in District Court are seeking indeterminable damages.

     A trial of these actions is currently anticipated to begin in June 2000. Management believes that Xpedior, NDC and Metamor have strong cases in these matters and strong defenses against each of the complaints. However, NDC and Metamor may not prevail in this litigation because litigation is subject to inherent uncertainties.

     On December 7, 1999, Expedia, Inc., a subsidiary of Microsoft Corporation, filed a trademark infringement lawsuit against us in the United States District Court for the Central District of California. The lawsuit alleges that our use of the Xpedior trademark infringes on the Expedia trademark. The suit also alleges that uses of the Xpedior mark are likely to cause confusion and dilution of the marks held by Expedia. The lawsuit further alleges that Xpedior engaged in unfair competition and unlawful or unfair business practices in violation of the California Business and Professions Code.

     We do not believe that Expedia's claims have merit, however, we are in discussions with Expedia to explore the possibility of a mutually amicable solution to this lawsuit. However, since the lawsuit was recently filed, we are not presently able to estimate the likelihood of an adverse result or the range of possible loss relating to this matter.

     Both Metamor and the Company are defendants in various other lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material effect on the financial position or results of operations of the Company.

     Metamor's senior credit agreement is secured by a pledge of the common stock of its material subsidiaries, including Xpedior, which is considered a material subsidiary. Shares of Xpedior not held by Metamor, including those to be sold to the public or issued under Xpedior's incentive programs, are not subject to the pledge. Metamor's senior credit agreement contains covenants, which among other things, limit total indebtedness of Metamor to 4.5 times earnings before interest, taxes, depreciation and amortization, limit the payment of dividends and require the maintenance of certain financial ratios. As of December 31, 1999, Metamor was in compliance with the terms of this agreement.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

8. SUPPLEMENTAL CASH FLOW INFORMATION

     The Acquired Companies comprising Xpedior were all acquired by Metamor in all cash transactions, except for NDC in which Metamor issued a combination of cash and its common stock (see note 3). In pushing down the effects of these acquisitions to Xpedior, Metamor made a capital contribution to Xpedior for a portion of the purchase consideration and Xpedior issued notes to Metamor for the remainder (see note 4). Metamor also paid the cash portion of the purchase consideration for Kinderhook (see note 3) and contributed an equal amount to the capital of Xpedior. These non-cash transactions of Xpedior are summarized below (in thousands):

                                                      PERIOD FROM
                                                       INCEPTION          YEAR ENDED
                                                    (MARCH 27, 1997)     DECEMBER 31,
                                                    TO DECEMBER 31,    -----------------
                                                          1997          1998      1999
                                                    ----------------   -------   -------
Consideration (including Earnouts) paid by Metamor
  for the acquired companies:
  Cash............................................      $16,000        $61,691   $48,138
  Fair value of stock issued......................           --         13,896     1,639
                                                        -------        -------   -------
          Total...................................      $16,000        $75,587   $49,777
                                                        =======        =======   =======
Capitalization of Xpedior with respect to purchase
  of acquired companies:
  Capital contributions by Metamor................      $ 2,667        $12,999   $21,874
  Notes issued to Metamor(1)......................       13,333         62,588    27,903
                                                        -------        -------   -------
          Total...................................      $16,000        $75,587   $49,777
                                                        =======        =======   =======

---------------

(1) Effective July 31, 1999, Metamor contributed to the capital of Xpedior $17.0 million of the amounts due Metamor by Xpedior. This contribution is not reflected in these amounts.

9. LOSS PER SHARE

     The following table sets forth the computation of basis and diluted loss per share from continuing operations:

                                                      PERIOD FROM
                                                       INCEPTION             YEAR ENDED
                                                    (MARCH 27, 1997)        DECEMBER 31,
                                                    TO DECEMBER 31,      -------------------
                                                          1997             1998       1999
                                                  --------------------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Loss from continuing operations -- numerator
     for basic and diluted earnings per share...        $(1,498)         $  (581)   $(9,993)
                                                        =======          =======    =======
Denominator:
  Denominator for basic and diluted loss per
     share -- weighted-average shares...........         41,285           41,285     41,697
                                                        =======          =======    =======
Basic and diluted loss per share................        $ (0.04)         $ (0.01)   $ (0.24)
                                                        =======          =======    =======

     The convertible notes and the 10,084,000 options to purchase common stock outstanding were not included in the computation of diluted earnings per share as the effect would be antidilutive.

     During the periods presented, the Company had no nominal issuances.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

10. STOCK PLANS

  Stock Incentive Plan

     The Company's Stock Incentive Plan (the "Plan") provides for the issuance of stock options, stock appreciation rights and restricted stock. All full time employees and directors of the Company or its affiliates are eligible to participate. An aggregate of 15.0 million shares of common stock has been reserved for issuance under the Plan. Generally, options granted have ten-year terms and vest over three years. Stock options issued under the Plan can be either incentive stock options or non-qualified stock options. The exercise price of an incentive stock option will not be less than the fair market value of the common stock on the date the option is granted.

     The Company applies APB 25 in accounting for the Plan. Compensation expense has been recognized for options granted under its stock option plan that were granted at prices below the fair value of the Company's common stock at the date of issuance. This difference results in a compensation charge of $20.8 million, which is being recognized over the vesting period. A compensation charge of $2.2 million was recognized during the year ended December 31, 1999.

     Pro forma information in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") regarding net income and earnings per common shares is set forth in the table below as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for the year ended December 31, 1999: (i) risk-free interest rate of 6.0%, (ii) a dividend yield of 0.0%, (iii) volatility factors of the expected market price of the Company's common stock of 1.15 and (iv) an expected life of three years.

     The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the stock options. Had compensation for the Company's stock-based compensation plan been determined based on the fair value, as described above, at the grant dates for awards under the Plan, the Company's net loss and loss per common share would have been adjusted to the pro forma amounts indicated below.

                                                                     YEAR ENDED
                                                                  DECEMBER 31, 1999
                                                              -------------------------
                                                              AS REPORTED    PRO FORMA
                                                              ------------   ----------
                                                                   (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Loss from continuing operations.............................    $(9,933)      $(11,664)
Net loss....................................................    $(8,388)      $(10,119)
Loss per share:
  Basic and diluted
     Loss from continuing operations........................    $ (0.24)      $  (0.28)
          Net loss..........................................    $ (0.20)      $  (0.24)

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

     A summary of the Company's stock option for the year ended December 31, 1999 follows (in thousands):

                                                               OPTIONS
                                                               -------
Outstanding -- beginning of period..........................       --
  Granted...................................................   10,633
  Exercised.................................................       --
  Forfeited.................................................     (549)
                                                               ------
Outstanding -- end of period................................   10,084
                                                               ======
Options exercisable at end of period........................       --

     The weighted average fair value of options granted during 1999 was 7.53.

     The following summarizes information about stock options outstanding as of December 31, 1999:

                                                 WEIGHTED
                                                 AVERAGE                          WEIGHTED
                                                REMAINING                         AVERAGE
RANGE OF EXERCISE PRICE                      CONTRACTUAL LIFE     SHARES       EXERCISE PRICE
-----------------------                      ----------------   ----------     --------------
$6.91 to $10.71...........................         9.63          8,745,200         $ 7.35
$11.35 to$16.00...........................         9.90          1,324,900         $13.36
$27.88 to $32.06..........................         9.99             13,900         $31.28
                                                   ----         ----------         ------
          Totals..........................         9.67         10,084,000         $ 8.18

     In September 1999, the Company issued 50,000 shares of restricted stock to its president and CEO, which are subject to forfeiture upon termination. The Company has recorded as deferred compensation $0.6 million which is being amortized over the 48-month vesting period.

     The Company also sold 129,702 shares of restricted stock to the executive for $7.71 per share. Under terms of an employment agreement, the Company was required to repurchase the stock in the event the Company did not complete its initial public offering. The repurchase price equaled the price paid for the stock by the executive plus $120,000. This arrangement was accounted for as a variable compensation plan through the date of the Company's IPO, and compensation expense was recognized for the difference between the IPO price of $19 and the carrying amount. Compensation expense of $1.5 million was recognized on this arrangement during 1999.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying value of accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying value of the amounts due to Parent approximates fair value because the interest rates under the agreement are variable, based on current market.

12. SEGMENT REPORTING

     The Company operates in one reportable segment and its foreign-based revenues and assets represented less than 10 percent of the Company's consolidated revenues and assets.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

13. CREDIT RISK

     The Company believes its portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. The Company continually evaluates the creditworthiness of its customers and monitors accounts on a periodic basis, but typically does not require collateral.

SUBSEQUENT EVENTS (UNAUDITED)

     On March 21, 2000, Metamor entered into an Agreement and Plan of Merger with PSINet Inc. ("PSINet"), a Herndon, Virginia based provider of Internet and eCommerce solutions to businesses, and PSINet Shelf IV Inc. Pursuant to the agreement, each share of Metamor common stock will be exchanged for 0.9 of a share of PSINet common stock upon closing of the merger. Completion of the transaction is subject to a number of conditions, including approval of PSINet and Metamor stockholders and certain regulatory approvals. The transaction is expected to be completed by mid-2000.

     In connection with the agreement, PSINet plans to invest $50 million in Xpedior convertible preferred stock that will have an initial conversion rate of $37.50 per share. The Company plans to use the proceeds to accelerate its organic growth and to make strategic acquisitions.

     On January 24, 2000, the Company acquired NewTHINK, a provider of eBusiness strategic planning tools and services, in a purchase transaction valued at $3.0 million.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Xpedior Incorporated

     We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Metamor Technologies, Ltd. (the "Company"), for the period from January 1, 1997 to March 26, 1997. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Metamor Technologies, Ltd. for the period from January 1, 1997 to March 26, 1997, in conformity with accounting principles generally accepted in the United States.

                                                     ERNST & YOUNG LLP

Houston, Texas
July 3, 1999
except for Note 1
as to which the date is August 31, 1999

                           METAMOR TECHNOLOGIES, LTD.

                            STATEMENTS OF OPERATIONS

                                                                PERIOD FROM
                                                              JANUARY 1, 1997
                                                                    TO
                                                              MARCH 26, 1997
                                                              ---------------
Revenues....................................................    $ 2,578,176
Cost of services............................................      1,852,803
                                                                -----------
Gross profit................................................        725,373
Operating expenses:
  Selling, general, and administrative......................        404,150
  Depreciation and amortization.............................        104,695
  Stock compensation........................................      6,328,504
                                                                -----------
                                                                  6,837,349
                                                                -----------
Loss from operations........................................     (6,111,976)
Other expense (income):
  Other expense.............................................          1,591
  Interest expense..........................................          6,179
  Interest income...........................................         (1,003)
                                                                -----------
          Total other expense...............................          6,767
                                                                -----------
Loss from continuing operations before taxes................     (6,118,743)
Provision for state replacement tax.........................          7,501
                                                                -----------
Loss from continuing operations.............................     (6,126,244)
Loss from discontinued operations...........................     (1,587,447)
                                                                -----------
          Net loss..........................................    $(7,713,691)
                                                                ===========

                            See accompanying notes.

                           METAMOR TECHNOLOGIES, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        RETAINED
                                                         ADDITIONAL     EARNINGS
                                                COMMON    PAID-IN     (ACCUMULATED
                                                STOCK     CAPITAL       DEFICIT)        TOTAL
                                                ------   ----------   ------------   -----------
Balance at December 31, 1996..................  $1,000   $       --   $ 2,397,767    $ 2,398,767
  Conversion of phantom stock and buy-out of
     stock options............................     --     8,467,913            --      8,467,913
  Net loss....................................     --            --    (7,713,691)    (7,713,691)
  Distributions...............................     --            --       (87,500)       (87,500)
                                                ------   ----------   -----------    -----------
Balance at March 26, 1997.....................  $1,000   $8,467,913   $(5,403,424)   $ 3,065,489
                                                ======   ==========   ===========    ===========

                            See accompanying notes.

                           METAMOR TECHNOLOGIES, LTD.

                            STATEMENTS OF CASH FLOWS

                                                                 PERIOD FROM
                                                               JANUARY 1, 1997
                                                                      TO
                                                                MARCH 26, 1997
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................     $(7,713,691)
  Adjustments to reconcile net loss to net cash provided by
     operating activities
     Depreciation and amortization..........................         104,695
     Stock compensation.....................................       8,467,913
     Changes in assets and liabilities:
       Accounts receivable..................................      (1,897,786)
       Unbilled receivables.................................        (183,668)
       Prepaid expenses and other receivables...............         (58,659)
       Other assets.........................................           6,705
       Accounts payable and accrued expenses................       1,577,185
       Deferred revenue.....................................         (13,484)
       Deferred compensation and other......................        (192,169)
                                                                 -----------
          Net cash provided by operating activities.........          97,041
CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment and leasehold additions.........................        (501,401)
          Net cash used in investing activities.............        (501,401)
                                                                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from line of credit..........................         250,000
  Distributions to shareholder..............................         (87,500)
                                                                 -----------
Net cash provided by financing activities...................         162,500
                                                                 -----------
Net decrease in cash and cash equivalents...................        (241,860)
Cash and cash equivalents at beginning of period............         244,520
                                                                 -----------
Cash and cash equivalents at end of period..................     $     2,660
                                                                 ===========
Supplemental disclosures of cash flow information:
  Interest paid.............................................     $     6,179
                                                                 ===========
  Income taxes paid.........................................     $        --
                                                                 ===========

                            See accompanying notes.

                           METAMOR TECHNOLOGIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 26, 1997

1. BASIS OF PRESENTATION

     Metamor Technologies, Ltd. (the "Company") is the predecessor company of Xpedior Incorporated ("Xpedior"). Effective October 31, 1999, the Company distributed to Metamor Worldwide, Inc. ("Metamor"), the Parent of Xpedior, Inc., a non-eBusiness outsourcing services segment. Accordingly, the accompanying financial statements reflect this segment as discontinued operations. Revenues from discontinued operations were approximately $3.6 million for the period from January 1, 1997 to March 26, 1997. Net assets of the discontinued operations consist primarily of accounts receivable, fixed assets and liabilities.

2. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  Business

     The Company, is an Illinois-based provider of eBusiness consulting services. The Company was acquired by Metamor (the "Acquisition") on March 27, 1997 (see Note 12).

  Use of Estimates

     The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

     The Company's revenues are predominantly generated from contracts for consulting services. The Company recognizes revenue on time and materials contracts as the services are performed for clients. Revenues on major fixed-price contracts are recognized using the percentage-of-completion method.

  Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Income Taxes

     The Company's shareholders have elected to be taxed as a small business corporation under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, federal income tax is the responsibility of the individual shareholder, and no provision for federal income tax is shown in the accompanying financial statements.

     State replacement tax is the responsibility of the Company, and provision for those taxes is shown in the financial statements. The Company has elected to report its income for tax purposes on a cash basis. As a result, certain income and expense items are accounted for in different periods for income tax reporting purposes than for financial reporting purposes.

  Distributions

     Distributions represent cash distributions to shareholders primarily for income taxes.

                           METAMOR TECHNOLOGIES, LTD.

  Stock Options

     The Company follows Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options plan.

3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property and equipment are recorded at cost. Depreciation is provided utilizing accelerated methods over the estimated useful lives of five and seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the lease, and computer software is amortized on a straight-line basis over a three-year period.

4. OPERATING LEASES

     The Company conducts operations in leased office facilities in Chicago, Illinois. The leases expire at various dates through 2005. Rental expense from continuing operations, inclusive of real estate taxes and operating expenses under these leases for the period from January 1, 1997 to March 26, 1997, net of reimbursement from subleased space, was approximately $7,000. The sublease expired on March 30, 1997.

     The leases for office space in Chicago, Illinois, include rent abatements and scheduled base rent increases over the term of the leases. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the leases. The Company has recorded as accrued rent the excess of rent expense over cash payments since inception of the leases.

     As of March 26, 1997, approximate future minimum cash lease payments for each succeeding fiscal year under the leases are as follows:

1997.....................................................  $  311,499
1998.....................................................     415,332
1999.....................................................     415,332
2000.....................................................     415,332
2001.....................................................     415,332
Thereafter...............................................   1,557,495
                                                           ----------
          Total future minimum lease payments............  $3,530,322
                                                           ==========

     The Company leases certain property and equipment under agreements which are classified as operating leases. Rent expense from continuing operations incurred under these leases was approximately $39,000 for the period from January 1, 1997 to March 26, 1997. As of March 26, 1997, approximate future minimum lease payments under operating leases are as follows:

1997......................................................  $ 90,226
1998......................................................   111,410
1999......................................................    34,296
2000......................................................    31,362
2001......................................................     7,596
                                                            --------
          Total future minimum lease payment..............  $274,890
                                                            ========

                           METAMOR TECHNOLOGIES, LTD.

5. NOTES PAYABLE

     The Company has a line of credit with a bank, whereby it may borrow up to $800,000. Borrowings under this agreement bear interest at the bank's prime rate and expired on April 30, 1997. There were borrowings under this agreement at March 26, 1997 in the amount of $750,000 with an interest rate of 8.25%.

6. EMPLOYEE BENEFIT PLAN

     The Company has a profit-sharing plan and trust pursuant to the Internal Revenue Code of 1986 which covers all eligible employees. The plan includes an employee savings plan with employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions with the Company matching a certain percentage of employee contributions. In addition, the Company, at its discretion, may make additional contributions. The contribution for the period from January 1, 1997 to March 26, 1997, which included only matching contributions, amounts to approximately $4,800.

7. PHANTOM STOCK PURCHASE PLAN

     The Company has a Phantom Stock Purchase Plan to provide deferred compensation for the benefit of certain employees. The plan is designed to provide the participants the limited right to participate in future capital appreciation, profits, and dividends. Under this plan, units corresponding to shares of stock are credited to a participant's account. The value of these shares is to be measured by the increase in book value of the shares of the Company's stock between the respective assignment dates and the date of such retirement, death, or disability. Plan contributions will only be made if the Plan is terminated in connection with a merger, consolidation, reorganization of the Company into or with another company or affiliate, sale of substantially all of the Company's assets, or a public stock offering of the Company's stock.

     As part of the Acquisition, all of the phantom stock was converted to common stock. The primary shareholder of the Company provided common shares for the total 525,000 phantom shares to convert into 525,000 common shares on March 26, 1997 and, therefore, shares outstanding did not change. The Company recorded a compensation charge of $6,800,663, of which $1,373,865 was included in discontinued operations due to the conversion based on the Acquisition price per share.

8. COMMITMENTS AND CONTINGENCIES

     At March 26, 1997, the Company had an outstanding standby letter of credit for $490,000 to guarantee payment of certain leases.

9. MAJOR CUSTOMER INFORMATION

     Sales to two major customers for the period from January 1, 1997 to March 26, 1997 accounted for approximately 80% of total sales from continuing operations. The accounts receivable balance for the above major customers was approximately $2,350,000 at March 26, 1997.

10. COMMON STOCK OPTIONS

     The Company adopted incentive and non-qualified stock option plans for employees effective as of July 1, 1996. The incentive stock option plan is intended to qualify under Section 422 of the Internal Revenue Code. Under the terms of the plan, options to purchase common stock are granted at not less than the estimated fair value at the date of the grant and are exercisable during specific future periods. These options may not be exercised in whole or in part until the Company has registered its common stock for sale to the public, therefore, the incentive stock plan is a variable plan.

                           METAMOR TECHNOLOGIES, LTD.

     As part of the Acquisition the Company bought out the stock options for $14.08 per stock option which represented a substantial change to the plan and triggered a compensation charge. The Company recorded a one-time compensation charge of $1,667,250, of which $765,544 was included in discontinued operations as a result of this transaction.

     The following is a summary of stock option activity:

                                                                           WEIGHTED
                                                               SHARES      AVERAGE
                                                               UNDER     OPTION PRICE
                                                               OPTION     PER SHARE
                                                              --------   ------------
Outstanding at December 31, 1996............................    88,000      $10.80
  Options granted...........................................    23,489       12.00
  Options canceled..........................................    (6,115)      10.80
  Options bought out by the Company as part of
     Acquisition............................................  (105,374)      10.86
                                                              --------      ------
Outstanding at March 26, 1997...............................        --      $   --
                                                              ========      ======

     At March 26, 1997, no options were outstanding and all stock-based compensation related to options that were cashed out has been recorded in the amounts reported. Assuming the Company had used the alternative fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net income would not have been affected.

11. SUBSEQUENT EVENT

     Effective March 27, 1997, the Company was acquired by Metamor in exchange for approximately $16.0 million in cash. In connection with the merger, all phantom stock was converted into common shares and the Company bought out and canceled all stock options. As of June 1999, the previous stockholders of the Company have received an additional $21.0 million of contingent consideration based on earnings before interest and taxes, as defined in the merger agreement. There is no additional contingent consideration due to the sellers.

                           METAMOR TECHNOLOGIES, LTD.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            XPEDIOR INCORPORATED

                                            By:    /s/ DAVID N. CAMPBELL
                                              ----------------------------------
                                                      David N. Campbell
                                                President and Chief Executive
                                                            Officer
                                                        March 27, 2000

     The undersigned directors and officers of Xpedior Incorporated hereby constitute and appoint David N. Campbell, J. Brian Farrar and Caesar J. Belbel, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents, for him and in his name, place and stead, in any and all capacities, to sign on his behalf any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Commission granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he or she might or could do in person, and hereby ratify and confirm that all such attorneys-in-fact or agents, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                /s/ DAVID N. CAMPBELL                  President and Chief Executive         March 27, 2000
-----------------------------------------------------    Officer (Principal Executive
                  David N. Campbell                      Officer)

               /s/ STEVEN M. ISAACSON                  (Principal Financial and              March 27, 2000
-----------------------------------------------------    Accounting Officer)
                 Steven M. Isaacson

               /s/ JAMES W. CROWNOVER                  Chairman of the Board                 March 27, 2000
-----------------------------------------------------
                 James W. Crownover

                /s/ PETER T. DAMERIS                   Director                              March 27, 2000
-----------------------------------------------------
                  Peter T. Dameris

                  /s/ EUGENE ROONEY                    Director                              March 27, 2000
-----------------------------------------------------
                    Eugene Rooney

                           METAMOR TECHNOLOGIES, LTD.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ J. BRIAN FARRAR                   Director                              March 27, 2000
-----------------------------------------------------
                   J. Brian Farrar

                /s/ ROBERT K. HATCHER                  Director                              March 27, 2000
-----------------------------------------------------
                  Robert K. Hatcher

                 /s/ MARC J. SHAPIRO                   Director                              March 27, 2000
-----------------------------------------------------
                   Marc J. Shapiro

                /s/ JOHN M. WHITESIDE                  Director                              March 27, 2000
-----------------------------------------------------
                  John M. Whiteside

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1*           -- Merger Agreement dated as of March 26, 1997 by and among
                            Irvin M. Shapiro, the Irvin M. Shapiro Children's Trust,
                            Metamor Technologies, Ltd. and CORESTAFF, Inc. and
                            CORESTAFF Acquisition Sub #9, Inc. (Form S-1, Reg. No.
                            333-89239)
          2.2*           -- Agreement and Plan of Merger dated as of December 23,
                            1997 by and among CORESTAFF, Inc., CORESTAFF Acquisition
                            Sub #12, Inc., Sage I.T. Partners, Inc. and the
                            Shareholders of Sage I.T. Partners, Inc. (Form S-1, Reg.
                            No. 333-89239)
          2.3*           -- Stock Purchase Agreement dated as of December 31, 1997 by and among CORESTAFF, Inc., Workgroup Productivity
                            Corporation, and the Shareholders of Workgroup
                            Productivity Corporation (Form S-1, Reg. No. 333-89239)
          2.4*           -- Agreement and Plan of Merger dated as of April 16, 1998 by and among Metamor Worldwide, Inc., CORESTAFF
                            Acquisition Sub #13, Inc., NDC Group, Inc. and the
                            Stockholders of NDC Group, Inc. (Form S-1, Reg. No.
                            333-89239)
          2.5*           -- Stock Purchase Agreement dated as of June 17, 1998 by and among Metamor Worldwide, Inc., Informix Corporation and
                            the Sellers (Form S-1, Reg. No. 333-89239)
          2.6*           -- Stock Purchase Agreement dated as of July 16, 1998 by and among Metamor Worldwide, Inc., Advanced Information
                            Solutions, Inc. and the Sellers (Form S-1, Reg. No.
                            333-89239)
          2.7*           -- Asset Purchase Agreement dated as of November 12, 1998 by and among Metamor Worldwide, Inc., Metamor Technologies,
                            Ltd., New Technology Partners, Inc. and the Shareholders
                            of New Technology Partners, Inc. (Form S-1, Reg. No.
                            333-89239)
          2.8*           -- Stock Purchase Agreement dated as of September 17, 1999 by and among Xpedior Incorporated, Kinderhook Systems,
                            Inc. and the Sellers (Form S-1, Reg. No. 333-89239)
          3.1*           -- Form of Amended and Restated Certificate of Incorporation
                            (Form S-1, Reg. No. 333-89239)
          3.2            -- Amended and Restated Bylaws
          4.1*           -- Form of Common Stock Certificate (Form S-1, Reg. No.
                            333-89239)
         10.1*           -- Employment Agreement between Xpedior Incorporated and
                            David N. Campbell (Form S-1, Reg. No. 333-89239)
         10.2*           -- Employment Agreement between Xpedior Incorporated and J.
                            Brian Farrar (Form S-1, Reg. No. 333-89239)
         10.3*           -- Form of Indemnification Agreement (Form S-1, Reg. No.
                            333-89239)
         10.4*           -- Form of Registration Rights Agreement (Form S-1, Reg. No.
                            333-89239)
         10.5*           -- Form of Services Agreement (Form S-1, Reg. No. 333-89239)
         10.6*           -- Subsidiaries of the Company (Form S-1, Reg. No.
                            333-89239)
         24.1            -- Power of Attorney (included on the signature page of this registration statement) (Form S-1, Reg. No. 333-89239)
         27.1            -- Financial Data Schedule

---------------

 *  Incorporated by reference