Form 10-Q
period 2000-03-31
XPEDIOR INC
filed 2000-05-15
CIK 1096287

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-28491


                              Xpedior Incorporated
             (Exact name of Registrant as specified in its charter)

     Delaware                                           76-0556713
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                         One North Franklin, Suite 1500,
                             Chicago, Illinois 60606
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (800) 462-6301
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   ----

     As of May 15, 2000, the Company had 50,000,000 shares of Common Stock, par value $.01 per share, outstanding.
===============================================================================

                      XPEDIOR INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q
                                QUARTERLY REPORT

                                      INDEX


                                                                                                 Page
                                                                                                 ----
Facing Sheet                                                                                        1
Index                                                                                               2

PART I.       FINANCIAL INFORMATION

              Item 1.      Consolidated Financial Statements                                        3

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                            9

              Item 3.      Quantitative and Qualitative Disclosures
                           About Market Risk                                                       13

PART II.      OTHER INFORMATION

              Item 1.      Legal Proceedings                                                       14

              Item 2.      Changes in Securities and Use of Proceeds                               14

              Item 3.      Defaults Upon Senior Securities                                         14

              Item 4.      Submission of Matters to a Vote of Security Holders                     14

              Item 5.      Other Information                                                       14

              Item 6.      Exhibits and Reports on Form 8-K                                        14

              Signatures                                                                           15

              Exhibit 27   Financial Data Schedule                                                 16

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      XPEDIOR INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      March 31,        December 31,
                                                                                         2000             1999
                                                                                      ----------       ----------
                                                                                      (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                          $    3,886       $   49,718
   Accounts receivable, net of allowance of $1,550 and $971                               56,247           43,000
   Work in process                                                                         3,571            3,295
   Prepaid expenses and other                                                              9,968            4,012
                                                                                      ----------       ----------
      Total current assets                                                                73,672          100,025

Fixed Assets, net                                                                         21,097           15,496
Notes Receivable                                                                           1,926               --
Intangible Assets, net of accumulated amortization of $11,607 and $9,716                 149,127          145,157
Other                                                                                      1,587              787
                                                                                      ----------       ----------
Total Assets                                                                          $  247,409       $  261,465
                                                                                      ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Amounts due to parent                                                              $   15,494       $   18,891
   Accounts payable                                                                        4,119            3,517
   Payroll and related taxes                                                               7,428            5,045
   Other accrued liabilities                                                               8,047            3,908
   Amounts due sellers of acquired businesses                                                 --           19,836
   Deferred revenues                                                                       3,807            2,480
                                                                                      ----------       ----------
      Total current liabilities                                                           38,895           53,677

Deferred Income Taxes and Other                                                            1,770            1,849
Convertible Subordinated notes                                                            10,916            9,066

Commitments and Contingencies                                                                 --               --

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none outstanding                                                                        --               --
   Common stock, par value $.01; 100,000,000 shares authorized; 50,000,000
      shares issued and outstanding                                                          500              500
   Additional paid-in capital                                                            204,936          204,224
   Accumulated deficit                                                                    (9,234)          (6,278)
   Accumulated other comprehensive income                                                    160               --
                                                                                      ----------       ----------
                                                                                         196,362          198,446
                                                                                      ----------       ----------
    Less - note receivable from stockholder                                                   --           (1,000)
    Less - deferred compensation                                                            (534)            (573)
                                                                                      ----------       ----------
Total stockholders' equity                                                               195,828          196,873
                                                                                      ----------       ----------
Total Liabilities and Stockholders' Equity                                            $  247,409       $  261,465
                                                                                      ==========       ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      XPEDIOR INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                 Three Months Ended
                                                                     March 31,
                                                             ---------------------------
                                                                2000             1999
                                                             ----------       ----------
Revenues from Services                                       $   50,974       $   27,769
Cost of Services                                                 26,598           16,044
                                                             ----------       ----------
Gross Profit                                                     24,376           11,725

Operating Costs and Expenses:
   Selling, general and administrative                           26,923            7,334
   Stock compensation                                             1,413               --
   Depreciation and amortization                                  3,197            2,053
                                                             ----------       ----------
                                                                 31,533            9,387
                                                             ----------       ----------

Operating Income (Loss)                                          (7,157)           2,338
Other Income (Expense):
   Interest expense                                                (310)          (1,756)
   Other                                                          3,202             (552)
                                                             ----------       ----------
                                                                  2,892           (2,308)
                                                             ----------       ----------
Income (Loss) from Continuing Operations before
   Income Taxes                                                  (4,265)              30
Provision (Benefit) for Income Taxes                             (1,309)             119
                                                             ----------       ----------
Loss from Continuing Operations                                  (2,956)             (89)
Income from Discontinued Operations, net of  income
   taxes of $347                                                     --              479
                                                             ----------       ----------
Net Income (Loss)                                            $   (2,956)      $      390
                                                             ==========       ==========
Earnings (Loss) per Share (Basic and Diluted):
   Loss from continuing operations                           $    (0.06)      $    (0.00)
   Income from discontinued operations                               --             0.01
                                                             ----------       ----------
   Net income (loss)                                         $    (0.06)      $     0.01
                                                             ==========       ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      XPEDIOR INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            -------------------------
                                                                               2000           1999
                                                                            ----------     ----------

Cash Flows from Operating Activities:
   Net income (loss)                                                        $   (2,956)    $      390
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                               3,197          2,053
     Deferred income tax benefit                                                  (202)          (473)
     Provision for doubtful accounts                                               579            224
     Gain on sale of securities                                                 (2,792)            --
     Stock compensation                                                          1,413             --
     Other                                                                         (32)            --
     Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                     (10,797)           (35)
       Prepaid expenses and other                                               (6,970)          (447)
       Accounts payable                                                            602           (734)
       Payroll and related taxes                                                 2,384            (66)
       Deferred revenue                                                          1,327            698
       Accrued liabilities                                                       4,139         (1,812)
                                                                            ----------     ----------
         Net cash used in operating activities                                 (10,108)          (202)
                                                                            ----------     ----------
Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                            (23,428)
   Issuance of note receivable                                                  (1,926)            --
   Capital expenditures                                                         (6,890)        (1,191)
   Cash received from stockholder                                                1,000             --
                                                                                           ----------
         Net cash used in investing activities                                 (31,064)        (1,191)
                                                                            ----------     ----------
Cash Flows from Financing Activities:
   Working capital advances from (payments to) Parent, net                      (3,996)           429
   Payments of offering costs                                                     (664)            --
                                                                            ----------     ----------
         Net cash provided by (used in) financing activities                    (4,660)           429
                                                                            ----------     ----------

Net decrease in cash and cash equivalents                                      (45,832)          (964)
Cash and cash equivalents at beginning of period                                49,718            191
                                                                            ----------     ----------
Cash and cash equivalents at end of period                                  $    3,886     $     (773)
                                                                            ==========     ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      XPEDIOR INCORPORATED AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The consolidated financial statements of Xpedior Incorporated and its wholly-owned subsidiaries ("Xpedior" or the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999.


2.   Income Taxes

     The Company and its subsidiaries are included in the consolidated federal income tax return of Metamor Worldwide, Inc. ("Metamor" or the "Parent"). Income taxes for Xpedior have been calculated as if it had filed a separate consolidated return with its subsidiaries.

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


3.   New Accounting Pronouncements

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

     In December of 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which the Company is required to adopt in the second quarter of 2000. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company is currently evaluating its revenue recognition policies and the effect of adopting this Bulletin.

4.   Amounts Due to Parent and Transactions with Parent

     Amounts due to Parent consist of advances from Metamor for working capital totaling $15.5 million and $18.9 million as of March 31, 2000 and December 31, 1999, respectively. Advances for working capital relate to net cash transfers between Xpedior and Metamor, expense and tax allocations from Metamor and interest on intercompany indebtedness with Metamor. For the three months ended March 31, 2000 and 1999, Metamor charged $41,000 and $.6 million respectively for expense allocations and $127,000 and $2.2 million respectively for interest. This interest is charged at the incremental borrowing rate of Metamor's senior credit agreement. Xpedior is currently working to obtain a separate credit facility.

                      XPEDIOR INCORPORATED AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Until this facility is obtained, Metamor has agreed to fund Xpedior's working capital requirements.

5.   Loss per Share

     The following table sets forth the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):


                                                                      Three Months Ended
                                                                           March 31,
                                                                  ---------------------------
                                                                     2000             1999
                                                                  ----------       ----------
                                   (Unaudited)
Numerator:
    Net loss - numerator  for basic and  diluted  loss per
     share                                                        $   (2,956)      $      (89)
                                                                  ==========       ==========
Denominator:
   Denominator  for  basic  and  diluted  loss per share -
     weighted-average shares                                          49,950           41,285

Effect of dilutive securities
   Stock options                                                         --               --
   Convertible notes                                                     --               --
                                                                  ----------       ----------
       Total                                                          49,950           41,285
                                                                  ==========       ==========
Basic and diluted loss per share                                  $     (.06)      $     (.00)
                                                                  ==========       ==========


     The convertible notes and outstanding options to purchase 10,681,300 shares of common stock outstanding were not included in the computation of diluted earnings per share because the assumed exercise or conversion would be antidilutive.

6.   Segment Reporting

     The Company operates in one reportable segment and its foreign-based revenues and assets represented less than ten percent of the Company's consolidated revenues and assets.

7.   Commitments and Contingencies

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

     Metamor and NDC Group, Inc., an acquired company, filed suit in May 1999 against some former officers and shareholders of NDC and other parties for several causes of action, including breaches of fiduciary duties and numerous covenants and agreements. Metamor and NDC are seeking monetary and injunctive relief against the defendants. Some of the defendants have filed Cross-Bills alleging breach of employment and other agreements and duties of good faith and fair dealings and other tort claims against NDC, Metamor and Xpedior. Additionally, some of these same defendants have filed similar claims in the United States District Court for the Eastern District of Virginia. The defendants that filed the Cross-Bills and the complaint in District Court are seeking indeterminable damages.

     A trial of these actions is currently anticipated to begin in June 2000. Management believes that Xpedior, NDC and Metamor have strong cases in these matters and strong defenses against each of the complaints. However, NDC and Metamor may not prevail in this litigation because litigation is subject to inherent uncertainties.

     On December 7, 1999, Expedia, Inc., a subsidiary of Microsoft Corporation, filed a trademark infringement lawsuit against Xpedior in the United States District Court for the Central District of California. The lawsuit alleges that our use of the Xpedior trademark infringes on the Expedia trademark. The suit also alleges that uses of the Xpedior mark are likely to cause confusion and dilution of the marks held by Expedia. The lawsuit further alleges that Xpedior engaged in unfair competition and unlawful or unfair business practices in violation of the California Business and Professions Code.

     We do not believe that Expedia's claims have merit, however, we are in discussions with Expedia to explore the possibility of a mutually amicable solution to this lawsuit. We are not currently able to estimate the likelihood of an adverse result or the range of possible loss relating to this matter.

8.   Comprehensive Income (Loss)

     Comprehensive income (loss) is as follows (in thousands):

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                2000             1999
                                                             ----------       -----------
Net income (loss)                                            $   (2,956)      $      390
Other comprehensive income, net of income taxes:
    Unrealized gains on available-for-sale securities               192               --
   Foreign currency translation adjustments                         (32)              --
                                                             ----------       -----------
         Other comprehensive income                                  --
                                                             ----------       -----------
                                                                                     160
Comprehensive income (loss)                                  $   (2,796)      $      390
                                                             ==========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

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

     In December 1999, we completed our initial public offering for the sale of
9.8 million shares of common stock. Net proceeds from the offering totaled $169.0 million. Of this amount, $122.6 million was paid to Metamor, which was applied to repay debt of $100 million and to redeem 1,280,250 common shares owned by Metamor.

     We contract on the basis that best fits our clients' needs. Our primary form of offering services is on a time-and-materials basis. In this form of contracting, we get paid at an agreed upon hourly rate for the time that we expend on our clients' projects, and revenues are recorded at the time services are performed. We also offer our services on a fixed-fee basis. When we contract on a fixed-fee basis, we realize revenues on a percentage of completion basis. Payments on our fixed-fee contracts usually require an advance payment from the client with additional payments due on either a milestone or a predetermined schedule. Payments billed in excess of revenues earned are recorded as deferred revenues. Revenues earned but not yet billed are recorded as work in process. In December of 1999, the SEC issued Staff Accounting Bulletin 101 (SAB 101) Revenue Recognition, which the Company is required to adopt in the second quarter of 2000. SAB 101 clarifies how existing revenue recognition rules should be applied. The company is currently evaluating its revenue recognition policies and the effect of adopting this bulletin.

     During the quarter ended March 31, 2000, average annualized revenue from our top ten customers rose 72.5% to $7.5 million. There were significant increases among the rest of our top 50 clients. Average annualized revenue from our next 15 largest customers grew 54.3% to $2.6 million and from our next 25 largest customers, average annualized revenue rose to $1.3 million, an increase of 53.6%. Historically, we begin a client relationship with a single project and, as our relationship grows, we increase both the number of projects that we perform for a particular client and the size of the engagement.

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

     Results of Operations

                        Three Months Ended March 31, 2000
               Compared with the Three Months Ended March 31, 1999
                    (in thousands, except per share amounts)

                                                           2000             1999
                                                        ----------       ----------
Revenues from services                                  $   50,974       $   27,769
Gross profit                                            $   24,376       $   11,725
Operating income (loss)                                 $   (7,157)      $    2,338
Net income (loss)                                       $   (2,956)      $      390
Earnings (loss) per share (basic and diluted)           $    (0.06)      $     0.01

     REVENUES. Revenues for the current quarter increased 84% to $51.0 million, up from $27.8 million in the first quarter of 1999. This increase was the result of strong internal growth, as well as the effects the acquisition made after the first quarter of 1999. All acquisitions made by the Company were purchases and, accordingly, the operating results of the acquired businesses are included in the consolidated results from the date of acquisition.

     GROSS PROFIT. Gross profit for the current quarter increased 108% to $24.4 million. This improvement is the result of the increase in revenues and expansion in gross margin. Gross margin for the current quarter was 47.8% compared with 42.2% in the first quarter of 1999. The increase in gross margin primarily resulted from increases in our average billing rate. Our average billing rate was $126 for the three months ending March 31, 2000, compared with $98 for the three months ended March 31, 1999, an increase of 29%.

     OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2000 totaled $26.9 million, compared with $7.3 million for the three months ended March 31, 1999. The increase in SG&A expenses primarily related to increased sales and marketing expenses to support the Xpedior brand, increases in recruiting and human resource costs related to an increase in headcount and a revised benefits plan, and investments in infrastructure necessary to support the integration of our company.

     During the three months ended March 31, 2000, a non-cash stock compensation charge totaling $1.4 million was incurred as a result of Xpedior stock option grants below fair value, which were granted prior to our initial public offering.

     Depreciation and amortization totaled $3.2 million and $2.1 million for the three months ended March 31, 2000 and 1999, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Additionally, amortization of intangible assets of the acquired businesses contributed to this increase.

     NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $0.3 million and $1.8 million for the three months ended March 31, 2000 and 1999, respectively. Included in non-operating income for the three months ending March 31, 2000 is a gain of $2.8 million realized from the sale of securities.

     PROVISION FOR INCOME TAXES. The provision (benefit) for income taxes for the current quarter was $(1.3) million, compared with $119,000 for the three months ended March 31, 1999. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

     NET LOSS. Net loss for the three months ended March 31, 2000 was $3.0 million, or $(0.06) per share, compared with income of $390,000, or $.01 per share, for the three months ended March 31, 1999 due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met primarily through funds provided by Metamor and cashflows from operations.

     As of March 31, 2000, we had outstanding borrowings from Metamor of $15.5 million at a weighted average interest rate of 8.75%. These borrowings relate to IPO costs advanced by Metamor on our behalf, payment of $25 million in earnouts (to sellers of acquired businesses), and working capital requirements.

     Capital expenditures totaled $6.9 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively. The majority of these expenditures related to computer equipment and software for technical consultants, and leasehold improvements, furniture, fixtures and equipment related to business expansion.

     The Company estimates that capital expenditures for the remainder of 2000 will be approximately $18.0 to $23.0 million. The remaining planned capital expenditures for 2000 are normal recurring items necessary to support business expansion and the anticipated growth in the number of technical consultants.

     The Company had working capital of $34.8 million and $13.3 million at March 31, 2000 and 1999, respectively. The Company had cash and cash equivalents of $3.9 million and $(0.8) million at March 31, 2000 and 1999, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from our clients. Cash flows used in operating activities were $10.1 million and $0.2 million for the three months ended March 31, 2000 and 1999, respectively.

     In addition, we have contingent liabilities of up to $11.4 million related to earnouts that are based on the performance of one of the acquired companies, NDC Group, Inc. We expect that approximately one-half of the NDC earnout, if earned and payable, will be paid in Metamor common stock, for which Metamor has agreed to contribute to our capital and not require repayment by us. We also have assumed the cash portion of any future settlement associated with a guarantee of the value of approximately 308,000 shares of Metamor common stock issued in connection with the acquisition of NDC. We are obligated to pay the difference between $14 million and $7.8 million which is the fair market value of these shares based upon the average market price for the 20 trading days preceding April 16, 2000 to the former NDC shareholders. We expect that the settlement of this guarantee, if triggered, will be paid one-half in cash, which we have assumed, and one-half in Metamor common stock. Metamor has agreed to contribute to our capital the stock it issues for the non-cash portion of the settlement and not require repayment by us. There is currently litigation against some former officers and shareholders of NDC and other parties. The payment of the earnout liabilities is contingent upon the outcome of this litigation.

     Xpedior issued approximately $9.1 million aggregate principal amount of 7% Convertible Subordinated Promissory Notes due 2002 that are convertible into shares of Xpedior at $19.00 per share in connection with the acquisition of Kinderhook Systems, Inc. Xpedior may also redeem the notes under certain circumstances. The notes are guaranteed by Metamor. The holders of the notes have certain registration rights with respect to the shares of Xpedior stock to be issued upon conversion of the notes. Xpedior also issued a 7% Convertible Subordinated Note due 2002 in the principal amount of $1,850,000 in connection with the purchase of Enterprise eQ Software from NewTHINK, Inc.

     We have received proposals from certain commercial banks for a senior revolving credit facility. We are in the process of selecting a lender and negotiating terms.

In the interim, Metamor has agreed to make advances to fund our working capital requirements and to reduce the interest rate on our outstanding intercompany indebtedness. These advances bear interest at Metamor's incremental borrowing rate, which was approximately 8.75% at March 31, 2000.

     On March 21, 2000, Metamor entered into an Agreement and Plan of Merger with PSINet Inc. ("PSINet"), a Herndon, Virginia based provider of Internet and eCommerce solutions to businesses, and PSINet Shelf IV Inc., a wholly-owned subsidiary of PSINet. Pursuant to the agreement, each share of Metamor common stock will be exchanged for 0.9 of a share of PSINet common stock upon the closing of the merger. Completion of the transaction is subject to a number of conditions, including approval of PSINet and Metamor stockholders and certain regulatory approvals. The transaction is expected to be completed by mid-2000.

     In connection with the agreement, PSINet plans to invest $50 million in Xpedior convertible preferred stock that will have an initial conversion rate of $37.50 per share. The Company plans to use the proceeds of this investment for general corporate purposes.

     We believe that the availability of interim borrowings from Metamor of between $25 - $30 million, borrowings under our proposed credit facility, the proposed preferred stock investment by PSINet, cash flow from operating activities, and our ability to access other external capital resources will be sufficient to meet our commitments. We may also issue debt, or equity securities to meet our capital requirements.

INFLATION

     The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and information that is based on management's beliefs, as well as assumptions made by, and information currently available to, management. All statements and information relating to the Company, other than statements of historical fact, are forward-looking statements. When used in this document, the words "believe," "anticipate," "will," "should," "would," "estimate," "project," "expect," and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to acquire businesses that are accretive to earnings, to integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, to complete fixed price agreements in accordance with their terms and to maintain profit margins in the face of pricing pressures. In addition, important factors that could cause results to differ materially are set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the applicable disclosures since those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings which would, in management's opinion, have a material adverse effect on the Company's business or results of operations. For information concerning certain pending matters, please see Note 6, "Contingencies," to Notes to Unaudited Consolidated Financial Statements.

Item 2. Changes in Securities

There have been no changes in securities during the quarter ended March 31, 2000.

Item 3. Defaults Upon Senior Securities

There have been no defaults by the Company on any Senior Securities during the quarter ended March 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the quarter ended March 31, 2000, through the solicitation of proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        (27) Financial Data Schedule

        (b)  Reports on Form 8-K
             None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2000.


                     XPEDIOR INCORPORATED



                     By: /s/ David N. Campbell
                         ---------------------------------
                             David N. Campbell
                             President and Chief Executive Officer
                             (Duly Authorized Officer)



                     By: /s/ Steven M. Isaacson
                         ----------------------------------
                             Steven M. Isaacson
                             Senior Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit
          Number               Exhibit Description
         -------               -------------------
            27                 Financial Data Schedule