Form 10-Q
period 2000-06-30
XPEDIOR INC
filed 2000-08-14
CIK 1096287

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    -----------

                         COMMISSION FILE NUMBER 0-28491

                            ------------------------

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

                            ------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                      -----   -----

     AS OF AUGUST 14, 2000, THE COMPANY HAD 50,544,017 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.


===============================================================================

                      XPEDIOR INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q
                                QUARTERLY REPORT

                                      INDEX



                                                                         Page
                                                                         ----
Facing Sheet                                                               1
Index                                                                      2

PART I.   FINANCIAL INFORMATION

          Item 1.      Consolidated Financial Statements                   3

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      10

          Item 3.      Quantitative and Qualitative Disclosures
                       About Market Risk                                  15

PART II.  OTHER INFORMATION

          Item 1.      Legal Proceedings                                  16

          Item 2.      Changes in Securities and Use of Proceeds          16

          Item 3.      Defaults Upon Senior Securities                    16

          Item 4.      Submission of Matters to a Vote of
                       Security Holders                                   16

          Item 5.      Other Information                                  16

          Item 6.      Exhibits and Reports on Form 8-K                   16

          Signatures                                                      17

          Exhibit 3.1  Amended and Restated Bylaws, as amended            18

          Exhibit 4.1  Form of Certificate of Designations of
                       Preferred Stock                                    18

          Exhibit 10.1 Preferred Stock Purchase Agreement                 18

          Exhibit 27   Financial Data Schedule                            18

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      XPEDIOR INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                 JUNE 30,         DECEMBER 31,
                                                  2000                1999
                                               ------------       -----------
                                               (UNAUDITED)

                                     ASSETS
Current Assets:
   Cash and cash equivalents                   $     12,089       $    49,718
   Restricted cash                                    2,957                 -
   Accounts receivable, net of allowance
     of $4,527 and $971                              70,687            43,000
   Work in process                                    3,971             3,295
   Prepaid expenses and other                         9,396             4,012
                                               ------------       -----------
      Total current assets                           99,100           100,025

Fixed Assets, net                                    27,736            15,496
Intangible Assets, net of accumulated
  amortization of $13,665 and $9,716                151,118           145,157
Other Assets                                          1,451               787
                                               ------------       -----------
Total Assets                                   $    279,405       $   261,465
                                               ============       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Amounts due to parent                       $          -       $    18,891
   Accounts payable                                   3,574             3,517
   Convertible notes payable                         50,000                 -
   Payroll and related taxes                         12,137             5,045
   Other accrued liabilities                          6,558             3,908
   Amounts due sellers of acquired businesses             -            19,836
   Deferred revenues                                  1,892             2,480
                                               ------------       -----------
      Total current liabilities                      74,161            53,677

Deferred Income Taxes and Other                       2,514             1,849
Convertible Subordinated Notes                        1,850             9,066

Commitments and Contingencies                             -                 -

Stockholders' Equity:
   Preferred stock, par value $.01;
      5,000,000 shares authorized;
      none outstanding                                    -                 -
   Common stock, par value $.01;
      100,000,000 shares authorized;
      50,518,557 shares issued and outstanding          505               500
   Additional paid-in capital                       215,270           204,224
   Accumulated deficit                              (14,268)           (6,278)
   Accumulated other comprehensive income              (132)                -
                                               -------------      -----------
                                                    201,375           198,446
                                               ------------       -----------
   Less - note receivable from stockholder               -             (1,000)
   Less - deferred compensation                        (495)             (573)
                                               ------------       ------------
Total stockholders' equity                          200,880           196,873
                                               ------------       -----------
Total Liabilities and Stockholders' Equity     $    279,405       $   261,465
                                               ============       ===========



         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      XPEDIOR INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)


                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30,              JUNE 30,
                                  -------------------   --------------------
                                    2000       1999        2000       1999
                                  --------   --------   ---------   --------

Revenues from Services            $ 62,852   $ 31,044   $ 113,826   $ 58,813
Cost of Services                    32,636     17,618      59,234     33,662
                                  --------   --------   ---------   --------
Gross Profit                        30,216     13,426      54,592     25,151

Operating Costs and Expenses:
   Selling and marketing             9,678      1,336      19,141      2,564
   General and administrative       22,042      7,022      39,502     13,128
   Stock compensation                1,901          -       3,314          -
   Depreciation and amortization     3,731      2,029       6,928      4,082
                                  --------   --------   ---------   --------
                                    37,352     10,387      68,885     19,774
                                  --------   --------   ---------   --------

Operating Income (Loss)             (7,136)     3,039     (14,293)     5,377
Other Income (Expense):
   Interest expense                   (292)    (3,257)       (602)    (5,013)
   Other                               172         26       3,374       (526)
                                  --------   --------   ---------   --------
                                      (120)    (3,231)      2,772     (5,539)
                                  --------   --------   ---------   --------
Loss from Continuing Operations
    before Income Taxes             (7,256)      (192)    (11,521)      (162)
Provision (Benefit) for
    Income Taxes                    (2,222)       (28)     (3,531)        91
                                  --------   --------   ---------   --------
Loss from Continuing Operations     (5,034)      (164)     (7,990)      (253)
Income from Discontinued
  Operations, net of Income
  Taxes of $373 and $720,
  respectively                           -        515           -        994
                                  --------   --------   ---------   --------

Net Income (Loss)                 $ (5,034)  $    351   $  (7,990)  $    741
                                  ========   ========   =========   ========

Earnings (Loss) per Share
  (Basic and Diluted):

   Loss from continuing
     operations                   $   (.10)  $  (0.00)  $    (.16)  $   (.01)
   Income from discontinued
     operations                          -       0.01           -        .02
                                  --------   --------   ---------   --------
   Net Loss                       $   (.10)  $   0.01   $    (.16)  $    .01
                                  ========   ========   =========   ========


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      XPEDIOR INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   SIX MONTHS ENDED
                                                        JUNE 30,
                                             -------------------------------
                                                2000                 1999
                                             -----------         -----------

Cash Flows from Operating Activities:
   Net income (loss)                         $    (7,990)        $       741
   Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
     Depreciation and amortization                 6,928               4,082
     Deferred income tax benefit                  (1,155)               (487)
     Provision for doubtful accounts               3,556                  63
     Gain on sale of securities                   (2,792)                  -
     Stock compensation                            3,314                   -
     Other                                           (92)                  -
     Changes in assets and liabilities
      net of effects of acquisitions:
       Accounts receivable and work
         in process                              (31,919)             (8,171)
       Prepaid expenses and other                 (4,253)               (808)
       Accounts payable                               57                (579)
       Payroll and related taxes                   7,092                 173
       Deferred revenue                             (588)               (824)
       Accrued liabilities                         3,086              (1,366)
                                             -----------         -----------
         Net cash used in operating
           activities                            (24,756)             (7,176)
                                             -----------         -----------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of
     cash acquired                               (28,926)                  -
   Issuance of convertible notes receivable       (1,926)                  -
   Capital expenditures                          (11,900)             (2,837)
   Cash received from stockholder                  1,000                   -
   Proceeds from sale of securities                3,305                   -
                                             -----------         -----------
         Net cash used in investing
           activities                            (38,447)             (2,837)
                                             -----------         -----------

Cash Flows from Financing Activities:
   Working capital advances from (payments
     to) Parent, net                             (19,711)              9,078
   Proceeds from issuance of convertible debt     50,000                   -
   Net cash payments to settle
     convertible debt                             (1,096)                  -
   Restricted cash                                (2,957)                  -
   Payments of offering costs                       (662)                  -
                                             -----------         -----------
         Net cash used in financing
           activities                             25,574               9,078
                                             -----------         -----------

Net decrease in cash and cash equivalents        (37,629)               (935)
Cash and cash equivalents at beginning
  of period                                       49,718                 191
                                             -----------         -----------
Cash and cash equivalents at end of period   $    12,089         $      (744)
                                             ===========         ===========



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

2.       PARENT COMPANY MERGER AND RELATED MATTERS

         On June 15, 2000, Metamor Worldwide, Inc. ("Metamor" or the "Parent") merged with a wholly-owned subsidiary of PSINet Inc. ("PSINet"), a Virginia based provider of Internet and e-Commerce solutions to businesses. Pursuant to the merger, all of the outstanding shares of Metamor common stock were exchanged for .9 shares of PSINet common stock.

         As a result of the merger, PSINet became the indirect owner of approximately 79% of the issued and outstanding common stock of Xpedior. In addition, PSINet provided a $50 million loan to Xpedior pursuant to an 8 1/2% convertible promissory note. All of the principal and interest outstanding under the note will convert automatically into one million shares of Xpedior Series A 8 1/2% Cumulative Convertible Preferred Stock (the "Preferred Stock") upon the effectiveness of the approval of Parent, which approval the Company expects will become effective on or about September 30, 2000. Subject to certain adjustments for issuances of common stock below the initial conversion price, the Preferred Stock will be initially convertible into Xpedior common stock at a price of $37.50 per share. The conversion price also adjusts annually based on market price.

3.       INCOME TAXES

         The Company and its subsidiaries were included in the consolidated federal income tax return of Metamor. Income taxes for Xpedior have been calculated as if it had filed a separate consolidated return with its subsidiaries. After June 15, the Company will be filing a separate consolidated return with its subsidiaries.

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

4.       NEW ACCOUNTING PRONOUNCEMENTS

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

                      XPEDIOR INCORPORATED AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In December of 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 clarifies how existing revenue recognition rules should be applied. In June 2000, the SEC extended the required adoption date of the Bulletin to the fourth quarter of 2000. The Company is currently evaluating its revenue recognition policies and the effect of adopting this Bulletin.

5.       TRANSACTIONS WITH PARENT

         Prior to the merger, Metamor funded Xpedior's working capital requirements in excess of the proceeds of the initial public offering of the Company's common stock through cash advances to Xpedior. Advances for working capital related to net cash transfers between Xpedior and Metamor to fund Xpedior's cash requirements, expense and tax allocations from Metamor and interest on intercompany indebtedness with Metamor. The balance of the advances was $18.9 million as of December 31, 1999, $15.5 million as of March 31, 2000, and $0 as of June 30, 2000. For the three months ended June 30, 1999, Metamor also charged $.7 million for expense allocations and $3.3 million for interest. Amounts charged for the three months ended June 30, 2000 were nominal. For the six months ended June 30, 2000 and 1999, Metamor charged $41,000 and $1.3 million respectively for expense allocations and $225,000 and $5.5 million respectively for interest. Xpedior used $29.2 million in proceeds from the convertible note issued to PSINet to repay all capital advances from Metamor and advances from Metamor to pay amounts due to sellers of acquired businesses. After the merger, the expense allocations from Metamor to Xpedior ceased.

6.       KINDERHOOK CONVERTIBLE NOTES

         During the quarter ended June 30, 2000, certain convertible notes in the aggregate principal amount of approximately $9.1 million issued by the Company in connection with the acquisition of Kinderhook Systems Inc., in September 1999, were converted by the holders into 508,417 shares of Xpedior common stock at a conversion price of $16.53 per share. In connection with such conversion, the holders of such convertible notes received payment of all unpaid interest accrued from the time of issuance, and repayment of an aggregate of $661,364 in principal due under the notes. In exchange, the noteholders released Metamor from Metamor's guaranty of the repayment of the notes by Xpedior.

7.       COMPENSATION CHARGE

         Compensation expense has been recognized for options granted under Xpedior's stock option plan that were granted at prices below the fair value of the Company's common stock at the date of issuance. As a result of Metamor's merger with PSINet, the vesting of options to purchase Xpedior common stock held by certain members of Metamor's Board of Directors were accelerated, and certain other provisions of the stock options agreements representing such options were amended. As a result of the acceleration of vesting and the amendments, an additional compensation charge of $697,390 has been recorded for the three months ended June 30, 2000.

                      XPEDIOR INCORPORATED AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                             ----------------------    -----------------------
                                                 2000       1999          2000         1999
                                             ---------    ---------    ----------    ---------
Numerator:
   Net loss from continuing operations -
   numerator for basic and diluted loss
   per share                                 $  (5,034)   $    (164)   $   (7,990)   $    (253)
                                             =========    =========    ==========    =========

Denominator:
   Denominator for basic and diluted loss
   per share - weighted-average shares          50,045       41,285        49,998       41,285
Effect of dilutive securities:
   Stock options                                     -            -             -            -
   Convertible notes                                 -            -             -            -
                                             ---------    ---------    ----------    ---------
       Total                                    50,045       41,285        49,998       41,285
                                             ---------    ---------    ----------    ---------

Basic and diluted loss per share             $    (.10)   $    (.00)   $     (.16)   $    (.01)
                                             =========    =========    ==========    =========

         The convertible notes and outstanding options to purchase 11,415,996 shares of common stock outstanding were not included in the computation of diluted earnings per share because the assumed exercise or conversion would be antidilutive.

9.       SEGMENT REPORTING

         The Company operates in one reportable segment and its foreign-based revenues and assets represented less than ten percent of the Company's consolidated revenues and assets.

10.      COMMITMENTS AND CONTINGENCIES

         The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated.

         Xpedior has agreed to provide its president and CEO, David N. Campbell, the benefits under a non-competition agreement between him and a former employer, in the event the former employer ceases to make the payments due under such non-competition agreement. Under this agreement, Mr. Campbell is entitled to monthly payments aggregating $255,000 per year through November 2002, thereafter reduced to $165,000 per year until his death. Mr. Campbell is also entitled to receive benefits under the former employer's benefit plan and through November 2002, reimbursement for medical premiums and payment of premiums for a life insurance policy. In September 1999, the former employer terminated all of the benefits owed to Mr. Campbell, including those which Xpedior has agreed to undertake. Xpedior believes that the agreement has not been breached by Mr. Campbell and that the former employer is obligated to make the required payments. Although Xpedior plans to pursue this matter vigorously and believes that it has strong legal defenses, there can be no assurance as to the outcome of this matter.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Metamor and NDC Group, Inc., a company acquired by Metamor which is now a wholly-owned subsidiary of Xpedior, filed suit in May 1999 against some former officers and shareholders of NDC and other parties for several causes of action, including breaches of fiduciary duties and numerous covenants and agreements. Metamor and NDC were seeking monetary and injunctive relief against the defendants. In May 2000 the suit was settled, providing, among other things, for net payments to the former shareholders of $3.7 million, which constitutes a substantial compromise of the final earnout payment due under the acquisition agreement, and the provision to Xpedior of certain additional contractual covenants from such former shareholders.

         On December 7, 1999, Expedia, Inc., a subsidiary of Microsoft Corporation, filed a trademark infringement lawsuit against Xpedior in the United States District Court for the Central District of California. The lawsuit alleges that use of the Xpedior trademark infringes on the Expedia trademark. The suit also alleges that uses of the Xpedior mark are likely to cause confusion and dilution of the marks held by Expedia. The lawsuit further alleges that Xpedior engaged in unfair competition and unlawful or unfair business practices in violation of the California Business and Professions Code. In June 2000, Xpedior entered into a settlement agreement with Expedia, Inc. pursuant to which Xpedior has secured the right to continue using the Xpedior name through the end of 2003, subject to the payment of certain royalties to Expedia if the Company continues to use the Xpedior name after 2001. The Company believes that an appropriate opportunity to change its name in connection with the continued evolution of its consulting capabilities will present itself prior to the end of 2001, and further expects that the Expedia settlement will have no material adverse effect on its business, results of operations, or financial condition.

         On April 7, 2000, Trylon Partners, Inc. ("Trylon") filed a complaint against the Company, NDC Group, Inc., Metamor, and certain former shareholders of NDC. Under Trylon's Complaint, and Trylon's Amended Complaint filed April 14, 2000, Trylon alleges that it is entitled to a brokerage fee in the amount of $1,250,000, plus expenses and interest, in connection with the purchase of NDC by Metamor. In addition to the brokerage fee, Trylon is seeking punitive damages of $1,000,000, and certain additional monetary damages as a result of the alleged fraud of the defendents in the matter. The Company and the other defendants in the matter filed a motion to dismiss Trylon's amended Complaint, which motion to dismiss was granted by the Federal District Court for the Eastern District of Virginia on June 13, 2000. Trylon has filed a Second Amended Complaint, and counsel for the Company and the other defendants in the matter have filed a motion to dismiss that complaint as well. Oral arguments concerning the defendants' motion to dismiss were heard by the court on August 4, 2000, and the Court has not yet ruled on such motion to dismiss. The Company believes its position on the merits of this case is strong, and the Company will continue to vigorously defend itself in this matter.

11.      COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is as follows (in thousands):

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                             ----------------------    -----------------------
                                                2000        1999         2000          1999
                                             ---------    ---------    ----------    ---------
Net income (loss)                            $  (5,034)   $     351    $   (7,990)   $     741
Other comprehensive income,
  net of income taxes:

    Unrealized loss on available-for-sale
      securities, net of tax                      (231)          --           (39)          --
   Foreign currency translation adjustments        (61)          --           (93)          --
                                             ---------    ---------    ----------    ---------

         Other comprehensive loss                 (292)          --          (132)          --
                                             ---------    ---------    ----------    ---------

Comprehensive income (loss)                  $  (5,326)   $     351    $   (8,122)   $     741
                                             =========    =========    ==========    =========

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

         Before Metamor acquired them, our eBusiness unit companies were managed as independent, private companies. As a consequence, their operating procedures and results reflected different financial objectives, business practices, service offerings and tax structures (S corporations and C corporations), which influenced their historical operations, client base and compensation levels. Since mid-1998, we have been integrating our eBusiness companies to implement a collective corporate strategy. The major initiative of our integration process has been to leverage the success of our eBusiness companies by sharing our expertise and practices over a unified platform. The Xpedior Process and our best practices and procedures have been refined and have been implemented throughout our company. We have also analyzed and reviewed our internally developed solutions to develop our "Xpediators," proven reusable technology solutions. This integration of methodologies and reusable solutions from the best practices found within our organization may present opportunities to increase revenues and reduce costs, but may also necessitate additional costs and expenditures for corporate administration, including expenses necessary to continue to train our professionals and implement our unified Xpedior Process. These various costs and possible cost-saving and revenue enhancements may make historical operating results difficult to compare with, and not indicative of, future performance.

         In December 1999, we completed our initial public offering for the sale of 9.8 million shares of common stock. Net proceeds from the offering totaled $169.0 million. Of this amount, $122.6 million was paid to Metamor, which was applied to repay debt of $100 million and to redeem 1,280,250 common shares owned by Metamor.

         On June 15, 2000, Metamor merged with a wholly-owned subsidiary of PSINet Inc. in a stock transaction that provided for conversion of Metamor's common stock into .9 shares of PSINet common stock. As a result of the merger, PSINet became the indirect owner of approximately 79% of the issued and outstanding common stock of Xpedior. In addition, PSINet provided a $50 million loan to Xpedior pursuant to an 8 1/2% convertible promissory note. $29.2 million of the proceeds from the convertible note was used to repay all working capital advances from Metamor. All of the principal and interest outstanding under the note will convert automatically into one million shares of Xpedior Series A
8 1/2% Cumulative Convertible Preferred Stock (the "Preferred Stock") upon the effectiveness of the approval of Metamor which approval the Company expects will become effective on or about September 30, 2000. Subject to certain adjustments for issuances of common stock below the initial conversion price, the Preferred Stock will be initially convertible into Xpedior common stock at a price of $37.50 per share. The conversion price also adjusts annually based on market price.

         During the quarter ended June 30, 2000, certain convertible notes in the aggregate principal amount of approximately $9.1 million issued by the Company in connection with the acquisition of Kinderhook Systems Inc. in September 1999, were converted by the holders into 508,417 shares of Xpedior common stock at a conversion price of $16.53 per share. In connection with such conversion, the holders of such convertible notes received payment of all unpaid interest accrued from the time of issuance, and repayment of an aggregate of $661,364 in principal due under the notes. In exchange, the noteholders released Metamor from Metamor's guaranty of the repayment of the notes by Xpedior.

         We enter into consulting service agreements on the basis that best fits our clients' needs. Our primary form of offering services is on a time-and-materials basis. In this form of contracting, we bill at an agreed upon hourly rate for the time that we expend on our clients' projects, and revenues are recorded at the time services are performed. We also offer our services on a fixed-fee basis. When we contract on a fixed-fee basis, we recognize revenues on a percentage of completion basis. Payments on our fixed-fee contracts usually require an advance payment from the client with additional payments due on either a milestone or a predetermined schedule. Payments billed in excess of revenues earned are recorded as deferred revenues. Revenues earned but not yet billed are recorded as work in process. In December of 1999, the SEC issued Staff Accounting Bulletin 101 (SAB 101) Revenue Recognition in Financial Statements. SAB 101 clarifies how existing revenue recognition rules should be applied. In June of 2000, the SEC extended the required adoption date of the Bulletin to the fourth quarter of 2000. The Company is currently evaluating its revenue recognition policies and the effects of adopting SAB 101.

         During the quarter ended June 30, 2000, the Company expanded its relationship with new and existing clients. Average annualized revenue from our top ten customers rose 32% to $10 million, and our top 100 customers had average annualized revenues of $2.2 million. Historically, we begin a client relationship with a single project and, as our relationship grows, we increase both the number of projects that we perform for a particular client and the size of the engagement.

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

RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 2000
               COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            2000       1999
                                                        ---------    ---------


 Revenues from services                                 $  62,852    $  31,044
 Gross profit                                           $  30,216    $  13,426
 Operating income (loss)                                $  (7,136)   $   3,039
 Net income (loss)                                      $  (5,034)   $     351
 Earnings (loss) per share (basic and diluted)          $   (0.10)   $    0.01

         REVENUES. Revenues for the current quarter increased 102% to $62.9 million, from $31.0 million in the second quarter of 1999. The increase in revenue resulted from improvements in our average billing rates, internal growth from new and expanded e-Business engagements, and the impact of an acquisition made in the third quarter of 1999. Our average hourly billing rate increased to $156 from $98 in the three months ended June 30, 1999. The impact of the acquisition made in the third quarter of 1999 was approximately $4.0 million and the balance of the revenue increase was due to new and expanded engagements for our e-Business solutions.

         GROSS PROFIT. Gross profit for the current quarter increased 125% to $30.2 million or 48.1% of sales from $13.4 million or 43.2% in the three months ended June 30, 1999. The improvement in gross profit is attributable to increased revenues and improved billing rates. The expansion in our gross margin percentage resulted from an increase in billing rates in excess of costs and a change in the mix of our e-Business engagements.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2000 totaled $31.7 million, compared with $8.4 million for the three months ended June 30, 1999. The increase in SG&A expenses is due to investments in infrastructure necessary to support the growth of our company, increased sales and marketing expenses, additional recruiting costs, and increases in bad debt expenses related to certain of our client receivables.

During the three months ended June 30, 2000, a non-cash stock compensation charge totaling $1.9 million was incurred as a result of Xpedior stock option grants below fair value, which were granted prior to our initial public offering. As a result of Metamor's merger with PSINet, the vesting of options held by certain board members of Metamor was accelerated. As a result of the acceleration, an additional compensation charge of $697,390 has been recorded for the three months ended June 30, 2000.

         Combined depreciation and amortization totaled $3.7 million and $2.0 million for the three months ended June 30, 2000 and 1999, respectively. The increases are due to additional amortization of intangible assets of newly acquired businesses and to depreciation related to additional capital expenditures.

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $0.3 million and $3.2 million for the three months ended June 30, 2000 and 1999, respectively.

         PROVISION FOR INCOME TAXES. The benefit for income taxes for the current quarter was $2.2 million, compared with $28,000 for the three months ended June 30, 1999. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME (LOSS). Net loss for the three months ended June 30, 2000 was $5.0 million or $0.10 per share, compared with income of $.4 million, or $.01 per share, for the three months ended June 30, 1999 due to the above factors.

RESULTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 2000
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            2000         1999
                                                          ---------    -------

         Revenues from services                           $ 113,826    $58,813
         Gross profit                                     $  54,592    $25,151
         Operating income (loss)                          $ (14,293)   $ 5,377
         Net income (loss)                                $  (7,990)   $   741
         Earnings (loss) per share (basic and diluted)    $   (0.16)   $  0.01

         REVENUES. Revenues for the six months ended June 30, 2000 increased 94% to $113.8 million, from $58.8 million for the six months ended June 30, 1999. This increase in revenues resulted from improvements in our average billing rates, internal growth from new and expanded e-Business engagements, and the impact of an acquisition made in the third quarter of 1999.

         GROSS PROFIT. Gross profit for the six months increased 117% to $54.6 million or 48.0% of sales from $25.2 million or 42.8% of sales in the six months ended June 30, 1999. The improvement in gross profit is attributable to increased revenues and improved billing rates. The expansion in our gross margin percentage resulted from an increase in billing rates in excess of costs and a change in the mix of our e-Business engagements.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2000 totaled $58.6 million, compared with $15.7 million for the six months ended June 30, 1999. The increase in SG&A expenses is due to investments in infrastructure necessary to support the growth of our company, increased sales and marketing expenses, additional recruiting costs, and increases in bad debt expenses related to certain of our client receivables.

During the six months ended June 30, 2000, a non-cash stock compensation charge totaling $3.3 million was incurred as a result of Xpedior stock option grants below fair value, which were granted prior to our initial public offering. As a result of Metamor's merger with PSINet, the vesting of options held by certain board members of Metamor was accelerated. As a result of the acceleration, an additional compensation charge of $697,390 has been recorded for the three months ended June 30, 2000.

         Depreciation and amortization totaled $6.9 million and $4.1 million for the six months ended June 30, 2000 and 1999, respectively. The increases are due to additional amortization of intangible assets of newly acquired businesses and to depreciation related to additional capital expenditures.

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $0.6 million and $5 million for the six months ended June 30, 2000 and 1999, respectively. Included in non-operating income for the six months ending June 30, 2000 is a gain of $2.8 million realized from the sale of securities.

         PROVISION FOR INCOME TAXES. The provision (benefit) for income taxes for the six months was $(3.5) million, compared with $.9 million for the six months ended June 30, 1999. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME (LOSS). Net loss for the six months ended June 30, 2000 was $8 million or $0.16 per share, compared with income of $.7 million, or $.01 per share, for the six months ended June 30, 1999 due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

          Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met primarily through the proceeds of our initial public offering, funds provided by Metamor, and the proceeds of the convertible debt issued to PSINet.

         We had working capital of $25.0 million and $22.3 million at June 30, 2000 and 1999, respectively. We had cash and cash equivalents of $12.1 million and $(0.7) million at June 30, 2000 and 1999, respectively. In addition, we have restricted cash of $2.9 million that we have set aside as collateral for letters of credit. Our operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from our clients. Cash flows used in operating activities were $24.8 million and $7.2 million for the six months ended June 30, 2000 and 1999, respectively.

         Capital expenditures totaled $11.9 million and $2.8 million for the six months ended June 30, 2000 and 1999, respectively. The majority of these expenditures related to computer equipment and software for technical consultants, and leasehold improvements, furniture, fixtures and equipment related to business expansion. The Company estimates that capital expenditures for the remainder of 2000 will be approximately $10 million for normal recurring items necessary to support business expansion and the anticipated growth in the number of technical consultants.

         On June 15, 2000, Xpedior issued a $50 million 8 1/2% convertible promissory note to PSINet, which note will automatically convert into one million shares of Xpedior Series A 8 1/2% Cumulative Convertible Preferred Stock (the "Preferred Stock"). Upon the effectiveness of the approval of Metamor, which approval the Company expects will become effective on or about September 30, 2000. Subject to certain adjustments for issuances of common stock below the initial conversion price, the Preferred Stock will be initially convertible into Xpedior common stock at a price of $37.50 per share. The conversion price also adjusts annually based on market price.

         During the quarter ended June 30, 2000, certain convertible notes in the aggregate principal amount of approximately $9.1 million issued by the Company in connection with the acquisition of Kinderhook Systems Inc., in September 1999, were converted by the holders into 508,417 shares of Xpedior common stock at a conversion price of $16.53 per share. In connection with such conversion, the holders of such convertible notes received payment of all unpaid interest accrued from the time of issuance, and repayment of an aggregate of $661,364 in principal due under the notes. In exchange, the noteholders released Metamor from Metamor's guaranty of the repayment of the notes by Xpedior.

         We have received proposals from certain commercial banks for a senior revolving credit facility, and are in the process of selecting a lender and negotiating terms. We expect to secure a credit facility prior to our need for additional working capital. We believe that our current cash balances, the potential reduction in the current levels of accounts receivable, the potential availability of borrowings under our proposed credit facility, and our ability to access other external capital resources will be sufficient to meet our near term requirements.

INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and information that is based on management's beliefs, as well as assumptions made by, and information currently available to, management. All statements and information relating to the Company, other than statements of historical fact, are forward-looking statements. When used in this document, the words "believe," "anticipate," "will," "should," "would," "estimate," "project," "expect," and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results are the Company's ability to continue to attract new clients and obtain new and expanded assignments from existing clients; the Company's ability to retain its personnel and continue to hire, train and efficiently utilize new employees; the Company's ability to manage, maintain and promote its brand recognition in the marketplace; continued expansion of our domestic and international operations and the successful integration of all of the Company's operations; continued robust growth in demand in the United States and abroad for eBusiness consulting services; the effect of intensifying competition among a rising number of companies offering services similar to those offered by the Company; fluctuations in the economy, and the Company's ability to complete fixed price agreements in accordance with their terms and to maintain profit margins in the face of pricing pressures. In addition, important factors that could cause results to differ materially are set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the applicable disclosures since those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

'                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings which would, in management's opinion, have a material adverse effect on the Company's business or results of operations. For information concerning certain pending matters, please see Note 10 "Commitments and Contingencies," to Notes to Unaudited Consolidated Financial Statements.

ITEM 2.           CHANGES IN SECURITIES

There have been no changes in securities during the quarter ended June 30, 2000.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 2000.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) At the Company's Annual Meeting of Stockholders held on May 2, 2000, the following proposals were adopted by the votes specified below:


                                         For          Against or Withheld   Abstain
                                         ------------------------------------------
1.   Election of Class I Directors -     43,779,373   1,288                 2,965
     James W. Crownover
     Peter T. Dameris

2.   Ratification of Ernst & Young LLP   43,776,784   4,470                 2,370
     as independent auditors

(b) On June 15, 2000, Metamor Worldwide, Inc., the majority stockholder of the
Company, approved the issuance of one million shares of the Company's Series A 8
1/2% Cumulative Convertible Preferred Stock to PSINet Inc. Such approval by the
Company's majority stockholder shall become effective upon the Company's delivery of an Information Statement to the Company's stockholders in accordance with Regulation 14C promulgated under the Securities Exchange Act of 1934, as amended. The Company expects the approval of the Company's majority stockholder to become effective on or about September 30, 2000.



ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number

(3.1)    Amended and Restated Bylaws, as amended

(4.1)* Form of Certificate of Designations, Preferences and Relative, Participating, Optional and other Special Rights and Qualifications, Limitations and Restrictions of the Series A 8 1/2% Cumulative Convertible Preferred Stock of Xpedior Incorporated (Form 8-K, filed June 28, 2000)

(10.1)* Preferred Stock Purchase Agreement dated as of June 15, 2000, between PSINet Inc. and Xpedior Incorporated (Form 8-K, filed June 28, 2000).

(27)     Financial Data Schedule

------------
* Incorporated by reference

(b) Reports on Form 8-K

         On June 28, 2000, the Company filed a Current Report on Form 8-K announcing (1) under Item 1 a change in control of Xpedior in connection with the merger on June 15, 2000, of Metamor Worldwide, Inc., with and into a wholly-owned subsidiary of PSINet, Inc. which merger resulted in PSINet becoming the beneficial owner of approximately 79% of the issued and outstanding common stock of Xpedior; and (2) under Item 5 the issuance of an 8 1/2% convertible note to PSINet for $50 million, which note will automatically convert into 1 million shares of Xpedior Series A 8 1/2% Cumulative Convertible Preferred Stock on the twentieth day following the delivery by Xpedior to its common stockholders of the Information Statement relating to the approval by Metamor of the issuance of such preferred shares.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of August, 2000.


                   XPEDIOR INCORPORATED



                   By:  /s/ David N. Campbell
                        ------------------------------------------------------
                        David N. Campbell
                        President and Chief Executive Officer
                        (Duly Authorized Officer)



                   By:  /s/ Thomas Werner
                        ------------------------------------------------------
                        Thomas Werner
                        Senior Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
------                         -------------------

 3.1                           Amended and Restated Bylaws, as amended.

 4.1* Form of Certificate of the Designations, Preferences and Relative, Participating, Optional and other Special Rights and Qualifications, Limitations and Restrictions of the Series A 8-1/2% Cumulative Convertible Preferred Stock of Xpedior Incorporated (Form 8-K, filed June 28,
                               2000).

10.1* Preferred Stock Purchase Agreement dated as of June 15, 2000, between PSINet Inc. and Xpedior Incorporated (Form 8-K, filed June 28, 2000).


27                             Financial Data Schedule


--------------
* Incorporated by reference.