Form 10-Q
period 2000-09-30
XPEDIOR INC
filed 2000-11-14
CIK 1096287

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       or

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to
                                                   ------  ------
                         Commission File Number 0-28491

                              ------------------

                              Xpedior Incorporated
             (Exact name of Registrant as specified in its charter)

       Delaware                                        76-0556713
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                        One North Franklin, Suite 1500
                           Chicago, Illinois  60606
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                (800) 462-6301
             (Registrant's telephone number, including area code)

                              ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No
                                        ---      ---

     As of November 10, 2000, the Company had 51,083,110 shares of Common Stock and 1,300,000 shares of Preferred Stock, both with par values $.01 per share, outstanding.
================================================================================

                     XPEDIOR INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q
                               QUARTERLY REPORT

                                     INDEX


                                                                           Page
                                                                           ----
Facing Sheet                                                                 1
Index                                                                        2

PART I.  FINANCIAL INFORMATION

         Item 1.       Consolidated Financial Statements                     3

         Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        13

         Item 3.       Quantitative and Qualitative Disclosures
                       About Market Risk                                    19

PART II. OTHER INFORMATION

         Item 1.       Legal Proceedings                                    20

         Item 2.       Changes in Securities and Use of Proceeds            20

         Item 3.       Defaults Upon Senior Securities                      20

         Item 4.       Submission of Matters to a Vote of Security Holders  20

         Item 5.       Other Information                                    20

         Item 6.       Exhibits and Reports on Form 8-K                     20

         Signatures                                                         21

         Exhibit Index                                                      22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     XPEDIOR INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                             September 30,     December 31,
                                                                                  2000             1999
                                                                             -------------     ------------
                                                                              (Unaudited)
                                    ASSETS
Current Assets:
 Cash and cash equivalents                                                      $ 12,178         $ 49,718
 Restricted cash                                                                   2,957                -
 Accounts receivable, net of allowance of $9,051 and $971                         53,272           43,000
 Work in process                                                                   5,842            3,295
 Prepaid expenses and other                                                        8,333            4,012
                                                                                --------         --------
   Total current assets                                                           82,582          100,025

Fixed Assets, net                                                                 33,358           15,496
Intangible Assets, net of accumulated amortization of $15,868 and $9,716         149,287          145,157
Other Assets                                                                       1,899              787
                                                                                --------         --------
Total Assets                                                                    $267,126         $261,465
                                                                                ========         ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Amounts due to parent                                                          $     -          $ 18,891
 Accounts payable                                                                 11,729            3,517
 Convertible note payable                                                         50,000                -
 Payroll and related taxes                                                        14,970            5,045
 Restructuring liabilities                                                         3,327                -
 Other accrued liabilities                                                        15,089            3,908
 Amounts due sellers of acquired businesses                                            -           19,836
 Deferred revenues                                                                 2,115            2,480
                                                                                --------         --------
   Total current liabilities                                                      97,230           53,677

Deferred Income Taxes and Other                                                    3,394            1,849
Long-Term Lease Restructuring Liabilities                                            429                -
Convertible Subordinated Notes                                                     1,850            9,066

Stockholders' Equity:
 Preferred stock, par value $.01; 5,000,000 shares authorized;
    none outstanding                                                                   -                -
 Common stock, par value $.01; 100,000,000 shares authorized; 50,498,958
    shares issued and outstanding                                                    506              500
 Additional paid-in capital                                                      217,063          204,224
 Accumulated deficit                                                             (52,783)          (6,278)
 Accumulated other comprehensive loss                                               (107)               -
                                                                                --------         --------
                                                                                 164,679          198,446
                                                                                --------         --------
 Less - note receivable from stockholder                                               -           (1,000)
 Less - deferred compensation                                                       (456)            (573)
                                                                                --------         --------
Total stockholders' equity                                                       164,223          196,873
                                                                                --------         --------
Total Liabilities and Stockholders' Equity                                      $267,126         $261,465
                                                                                ========         ========



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                              -------------------------        -----------------------
                                                 2000            1999             2000          1999
                                              ---------        --------        ---------      --------
Revenues from Services                        $ 50,895         $34,546         $164,721       $93,359
Cost of Services                                36,684          19,914           95,918        53,576
                                              --------         -------         --------       -------
Gross Profit                                    14,211          14,632           68,803        39,783


Operating Costs and Expenses:
 Selling and marketing                           8,038           1,635           27,179         4,198
 General and administrative                     25,783           8,885           65,285        22,014
 Restructuring charge                            3,756               -            3,756             -
 Stock compensation                              1,764           1,440            5,078         1,440
 Depreciation and amortization                   4,270           2,244           11,198         6,326
                                              --------         -------         --------       -------
                                                43,611          14,204          112,496        33,978
                                              --------         -------         --------       -------


Operating Income (Loss)                        (29,400)            428          (43,693)        5,805
Other Income (Expense):
 Net interest expense and other                 (1,272)         (3,692)          (1,292)       (9,231)
 Loss on stock price guarantee                  (7,844)              -           (7,844)            -
 Gain on sale of securities                          -               -            2,792             -
                                              --------         -------         --------       -------
                                                (9,116)         (3,692)          (6,344)       (9,231)
                                              --------         -------         --------       -------
Loss from Continuing Operations before
  Income Taxes                                 (38,516)         (3,264)         (50,037)       (3,426)
Provision (Benefit) for Income Taxes                 -            (468)          (3,531)         (377)
                                              --------         -------         --------       -------
Loss from Continuing Operations                (38,516)         (2,796)         (46,506)       (3,049)
Income from Discontinued Operations, net of
 Income Taxes of $150 and $1,059,
 respectively                                        -             207                -         1,605
                                              --------         -------         --------       -------
Net Loss                                      $(38,516)        $(2,589)        $(46,506)      $(1,444)
                                              ========         =======         ========       =======


Earnings (Loss) per Share (Basic and Diluted):

 Loss from continuing operations              $   (.76)        $  (.07)        $   (.93)      $  (.07)
 Income from discontinued operations                 -             .01                -           .04
                                              --------         -------         --------       -------
 Net Loss                                     $   (.76)        $  (.06)        $   (.93)      $  (.03)
                                              ========         =======         ========       =======


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                           ---------------------------
                                                                                             2000               1999
                                                                                           --------           --------
Cash Flows from Operating Activities:
  Net loss                                                                                 $(46,506)          $ (1,444)
  Adjustments to reconcile net loss to net cash used in
  Operating activities:
    Depreciation and amortization                                                            11,198              6,326
    Deferred income tax benefit                                                                (275)              (129)
    Provision for doubtful accounts                                                           8,080                175
    Gain on sale of securities                                                               (2,792)                 -
    Loss on stock price guarantee                                                             7,844                  -
    Stock compensation                                                                        5,078              1,440
    Restructuring charge                                                                      3,756                  -
    Other                                                                                       (84)                 -
    Changes in assets and liabilities net of effects of acquisitions:
      Accounts receivable and work in process                                               (20,899)           (17,183)
      Prepaid expenses and other                                                             (5,184)            (2,293)
      Accounts payable                                                                        8,212               (897)
      Payroll and related taxes                                                              10,081                  -
      Deferred revenue                                                                         (365)                 -
      Accrued interest payable                                                                1,246                  -
      Accrued liabilities                                                                     2,528             (1,539)
                                                                                           --------           --------
        Net cash used in operating activities                                               (18,082)           (15,544)
                                                                                           --------           --------
Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired                                          (28,926)                 -
  Capital expenditures                                                                      (20,012)            (5,280)
  Cash received from stockholder                                                              1,000                  -
  Unrealized loss on securities                                                                  16                  -
  Proceeds from sale of securities                                                            3,305                  -
  Other                                                                                           -               (882)
                                                                                           --------           --------
    Net cash used in investing activities                                                   (44,617)            (6,162)
                                                                                           --------           --------
Cash Flows from Financing Activities:
  Working capital advances from (payments to) Parent, net                                   (19,711)            21,709
  Proceeds from issuance of convertible debt                                                 50,000                  -
  Net cash payments to settle convertible debt                                               (1,096)                 -
  Restricted cash                                                                            (2,957)                 -
  Acquisition costs                                                                            (415)                 -
  Payments of offering costs                                                                   (662)                 -
                                                                                           --------           --------
    Net cash provided by financing activities                                                25,159             21,709
                                                                                           --------           --------
Net increase (decrease) in cash and cash equivalents                                        (37,540)                 3
Cash and cash equivalents at beginning of period                                             49,718                191
                                                                                           --------           --------
Cash and cash equivalents at end of period                                                 $ 12,178           $    194
                                                                                           ========           ========

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

2.   Parent Company Merger and Related Matters

     On June 15, 2000, Metamor Worldwide, Inc. ("Metamor" or the "Parent") merged with a wholly-owned subsidiary of PSINet, Inc. ("PSINet"), a Virginia based provider of Internet and e-Commerce solutions to businesses. Pursuant to the merger, all of the outstanding shares of Metamor common stock were exchanged for .9 shares of PSINet common stock.

     As a result of the merger, PSINet became the indirect owner of approximately 79% of the issued and outstanding common stock of Xpedior. In addition, PSINet provided a $50 million loan to Xpedior pursuant to an 8 1/2% convertible promissory note. All of the principal outstanding under the note converted into 1,000,000 shares of Xpedior Series A 8 1/2% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") on October 18, 2000, and 534,151 shares of Xpedior common stock were also issued to PSINet on October 18, 2000, in respect of payment of $1,452,225 of interest accrued under the convertible note from the date of issuance. Subject to certain adjustments, the Series A Preferred Stock is initially convertible into Xpedior common stock at a price of $37.50 per share. The conversion price for the Series A Preferred Stock also adjusts annually based on market price. Cumulative dividends accrue on the Series A Preferred Stock at a rate of 8 1/2% per annum. The Company has the option of paying dividends on the Series A Preferred Stock in cash or shares of its common stock, or any combination thereof. The Company may not pay dividends on the Series A Preferred Stock in shares of common stock, however, if, on the date on which the Board of Directors declares such dividend, certain conditions exist as set forth in the Certificate of Designation for the Series A Preferred Stock. If the Company is in default in the payment of dividends on the Series A Preferred Stock in an amount equal to six quarterly dividends, the size of the Company's Board of Directors shall increase by two directors and the holders of the Series A Preferred Stock, voting separately as a class, shall have the right to elect such additional directors, who shall serve as directors until the dividends in default are paid.

     On November 1, 2000, Xpedior issued 300,000 shares of Series B 9% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") to PSINet for $50 per share, or an aggregate of $15,000,000. Subject to certain adjustments, the Series B Preferred Stock is initially convertible into Xpedior common stock at a price of $2.28 per share. The conversion price for the Series B Preferred Stock also adjusts annually based on market price. Cumulative dividends accrue on the Series B Preferred Stock at a rate of 9% per annum. The Company has the option of paying dividends on the Series B Preferred Stock in cash or shares of its common stock, or any combination thereof. The Company may not pay dividends on the Series B Preferred Stock in shares of common stock, however, if, on the date on which the Board of Directors declares such dividend, certain conditions exist as set forth in the Certificate of Designation for the Series B Preferred Stock. If the Company is in default in the payment of dividends on the Series B Preferred Stock in an amount equal to six quarterly dividends, the size of the Company's Board of Directors shall increase by one director and the holders of the Series B Preferred Stock, voting separately as a class, shall have the right to elect such additional director, who shall serve as director until the dividends in default are paid.

3.   Income Taxes

     The Company and its subsidiaries have historically been included in the consolidated federal income tax return of Metamor. During 2000, the Company issued shares in various transactions such that Metamor's ownership percentage dropped below 80% causing Xpedior to deconsolidate from Metamor for federal tax purposes. Therefore, the Company will be filing separate consolidated tax returns for periods subsequent to the deconsolidation. Income taxes for the Company have been calculated as if it had filed a separate consolidated return with its subsidiaries for all periods presented.

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's interim provisions for income taxes were computed using its estimated effective tax rate for the year, less any valuation allowance as required under FAS 109.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 clarifies how existing revenue recognition rules should be applied. In June 2000, the SEC extended the required adoption date of the Bulletin to the fourth quarter of 2000. The Company is currently evaluating its revenue recognition policies and the effect of adopting this Bulletin.

5.  Transactions with Parent

     Prior to Metamor's merger with PSINet, Metamor funded Xpedior's working capital requirements in excess of the proceeds of the initial public offering of the Company's common stock through cash advances to Xpedior. Advances for working capital related to net cash transfers between Xpedior and Metamor to fund Xpedior's cash requirements, expense and tax allocations from Metamor and interest on intercompany indebtedness with Metamor. The balance of the advances was $18.9 million as of December 31, 1999, $15.5 million as of March 31, 2000, and $0 as of June 30, 2000 and September 30, 2000. For the three months ended September 30, 1999, Metamor also charged Xpedior $.6 million for expense allocations and $3.7 million for interest. After the merger, the expense allocations from Metamor to Xpedior ceased, and no interest was charged during the three months ended September 30, 2000. For the nine months ended September 30, 2000 and 1999, Metamor charged $41,000 and $1.9 million respectively for expense allocations and $225,000 and $9.1 million respectively for interest. Xpedior used $29.2 million in proceeds from the convertible note issued by Xpedior to PSINet in June 2000 to repay all capital advances from Metamor for operating deficits and amounts paid to sellers of acquired businesses.

6.  Kinderhook Convertible Notes

     During the quarter ended June 30, 2000, certain convertible notes in the aggregate principal amount of approximately $9.1 million issued by the Company and guaranteed by Metamor in connection with the acquisition of Kinderhook Systems Inc., in September 1999, were converted by the holders into 508,417 shares of Xpedior common stock at a conversion price of $16.53 per share. In connection with such conversion, the holders of such convertible notes received payment of all unpaid interest accrued under such notes from the time of issuance, and repayment of an aggregate of $661,364 in principal due under the notes. The noteholders released Metamor from Metamor's guaranty of the repayment of the notes by Xpedior and Xpedior agreed to a contractual stock price guaranty in favor of the holders. Under the terms of the stock price guaranty, in the event the shares of Xpedior common stock held by the former Kinderhook stockholders are sold within fourteen months from the date of the conversion at a price less than $16.53 per share, the Company will pay the shortfall between the actual sales price and $16.53 per share in cash so long as the seller has used all reasonable efforts to sell such shares for the best available price and terms at the time of sale. Any such payments that may become due to the former Kinderhook stockholders will be subordinated to all present and future amounts that may be owing to any senior lender of the Company on such form and terms as may reasonably be required by such senior lender.

7.  Acquisition of Website Design and Development assets from Parago, Inc.

     On August 10, 2000, the Company entered into an asset purchase agreement with Parago, Inc., an Internet-based customer relationship management solutions company. Pursuant to the terms of the asset purchase agreement, the Company acquired certain assets from Parago relating to the website design and development

                     XPEDIOR INCORPORATED AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

business of Parago and, in exchange therefor, issued to Parago 150,000 shares of the Company's common stock on October 20, 2000.

8.   Reduction In Force

     On September 16, 2000, the Company announced a 16% reduction in force that affected approximately 270 of the Company's employees. The reduction in force was intended to dramatically improve the Company's utilization rate and gross margins, which were affected by the decline in third-quarter revenue. In conjunction with the reduction in force and the closing of some offices, the Company took a one-time charge of $3,755,563 against earnings in the third quarter.

9.   Compensation Charge

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

     During the quarter ended September 30, 2000, the Company entered into a separation agreement with Eugene Rooney, a former director and executive officer of the Company, pursuant to which certain options to purchase Xpedior common stock held by Mr. Rooney vested and became fully exercisable. The Company has accrued an additional compensation expense of $282,815 as a result of this transaction.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  Loss per Share

     The following table sets forth the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                            --------------------------     -----------------------
                                               2000            1999           2000         1999
                                            ----------      ----------     ----------    ---------
Numerator:
 Net loss from continuing operations -
  numerator for basic and diluted
  loss per share                             $(38,516)        $(2,796)      $(46,506)     $(3,049)
                                             ========         =======       ========      =======
Denominator:
  Denominator for basic and diluted loss
  per share - weighted-average shares          50,492          41,299         50,164       41,299
Effect of dilutive securities:
 Stock options                                     -               -              -            -
 Convertible notes                                 -               -              -            -
                                             --------         -------       --------      -------
   Total                                       50,492          41,299         50,164       41,299
                                             --------         -------       --------      -------
Basic and diluted loss per share             $   (.76)        $  (.07)      $   (.93)     $  (.07)
                                             ========         =======       ========      =======



     The outstanding options to purchase 10,942,041 shares of common stock outstanding were not included in the computation of diluted earnings per share because the assumed exercise or conversion would be antidilutive.

11.  Segment Reporting

     The Company operates in one reportable segment and its foreign-based revenues and assets represented less than ten percent of the Company's consolidated revenues and assets.

12.  Commitments and Contingencies

     The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated.

     Prior to David N. Campbell's resignation from the Company on November 2, 2000, both in his capacity as an executive officer and as Chairman of the Company's Board of Directors, Xpedior had agreed to provide Mr. Campbell the benefits he is entitled to receive under a non-competition agreement between him and a former employer in the event the former employer ceases to make the payments due to Mr. Campbell under such non-competition agreement. Under the terms of this agreement, Mr. Campbell is entitled to monthly payments aggregating $255,000 per year through November 2002, thereafter reduced to $165,000 per year until his death. Mr. Campbell is also entitled to receive benefits under the former employer's benefit plan, and through November 2002, reimbursement for certain medical premiums and the payment of premiums for a life insurance policy. In September 1999, the former employer terminated all of the benefits owed to Mr. Campbell under these arrangements, including those which Xpedior has agreed to undertake. Xpedior believes that the agreement has not been breached by Mr. Campbell and that the former employer is obligated to make the required payments. Although Xpedior plans to pursue this matter vigorously and believes that Mr. Campbell has strong legal defenses, there can be no assurance as to the outcome of this matter. As part of his separation agreement, the Company has agreed to continue to provide these benefits to Mr. Campbell until the matter is resolved with his former employer.

                     XPEDIOR INCORPORATED AND SUBSIDIARIES
        NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accordingly, the Company will pay Mr. Campbell an aggregate of $197,391 within 90 days of his separation from Xpedior in respect of payments thus far due to Mr. Campbell under his indemnification arrangements with the Company.

     The Company has also entered into separation agreements with Mr. Campbell and J. Brian Farrar, the former President and Chief Operating Officer of the Company who offered his resignation from his executive management position on November 1, 2000, and from his position on the Company's Board of Directors on November 13, 2000. Under the terms of Mr. Campbell's separation agreement, Mr. Campbell will receive a severance payment equal to two times his base annual salary of $375,000 paid in equal bi-monthly installments over a twenty four month period following his separation from the Company, together with a payment of $1,604 for COBRA premiums for him and his eligible dependents for a one year period following his separation from the Company. In addition, Mr Campbell acquired a 100% vested interest in the shares subject to his stock option agreement and has 90 days from November 2, 2000 to purchase such shares. Under the terms of Mr. Farrar's separation agreement with the Company, Mr. Farrar will continue as a non-executive employee of the Company for a period of up to 90 days following his resignation from his executive management position. Thereafter, Mr. Farrar will receive a severance payment equal to two times his base annual salary of $250,000 paid in equal bi-monthly installments over a twenty four month period following his separation from the Company, together with a payment of $8,639 for COBRA premiums for him and his eligible dependents for a one year period following his separation from the Company.

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

     On December 7, 1999, Expedia, Inc., a subsidiary of Microsoft Corporation, filed a trademark infringement lawsuit against Xpedior in the United States District Court for the Central District of California. The lawsuit alleged that use of the Xpedior trademark infringes on the Expedia trademark. The suit also alleged that uses of the Xpedior mark were likely to cause confusion and dilution of the marks held by Expedia. The lawsuit further alleged that Xpedior engaged in unfair competition and unlawful or unfair business practices in violation of the California Business and Professions Code. In July 2000, Xpedior entered into a settlement agreement with Expedia, Inc. pursuant to which Xpedior has secured the right to continue using the Xpedior name through the end of 2003, subject to the payment of certain royalties to Expedia if the Company continues to use the Xpedior name after 2001. The Company believes that an appropriate opportunity to change its name in connection with the continued evolution of its consulting capabilities will present itself prior to the end of 2001, and further expects that the Expedia settlement will have no material adverse effect on its business, results of operations, or financial condition.

     On April 7, 2000, Trylon Partners, Inc. ("Trylon") filed a complaint against the Company, NDC Group, Inc., Metamor, and certain former shareholders of NDC. Under Trylon's Complaint, and Trylon's Amended Complaint filed April 14, 2000, Trylon alleges that it is entitled to a brokerage fee in the amount of $1,250,000, plus expenses and interest, in connection with the purchase of NDC by Metamor. In addition to the brokerage fee, Trylon is seeking punitive damages of $1,000,000, and certain additional monetary damages as a result of the alleged fraud of the defendents in the matter. The Company filed a motion to dismiss Trylon's amended Complaint, which motion to dismiss was granted by the Federal District Court for the Eastern District of Virginia on June 13, 2000. Trylon has filed a Second Amended Complaint, and counsel for the Company and the other defendants in the matter have filed a motion to dismiss that complaint as well. Oral arguments concerning the defendants' motion to dismiss were heard by the court on August 4, 2000, and on August 18, 2000, the Court ruled that the matter was dismissed in its entirety as to Xpedior.

     On July 12, 2000, the Company received notice dated July 11, 2000, claiming, among other things, that the

                     XPEDIOR INCORPORATED AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company breached its certain contractual obligations allegedly owed to Classic Events Planning and Jack Dawson Booking & Production, Inc., with respect to the proposed Community Outreach Concert to have been held on July 20, 2000, at the Marriott Hotel and Convention Center in Oakland, California. While no specific monetary damages have been claimed against the Company, the Company, based upon information and belief, estimates that any such allegation of direct monetary damages would not exceed $215,000. It is not clear if the claimants would allege any further monetary damages under any statutory theory or equitable theory that may entitle plaintiffs to recovery of monetary damages in excess of actual damages. The Company denied all of the allegations, and believes, in the event any litigation is commenced by the claimants, that the Company's position on the merits of the case is strong. In addition, the National Association For Educational Opportunities ("NAFEO"), a participant in and a co-sponsor of a three-day community outreach conference that occurred in association with the cancelled concert, has claimed that Xpedior is liable to NAFEO for the expenses of its members, staff and their spouses in connection with their travel to and from the conference. NAFEO has claimed such expenses are approximately $92,000. Xpedior has denied liability for such expenses, and no litigation relating to the matter has thus far been commenced by NAFEO.

     On September 20, 2000, Techlabs, Inc. ("Techlabs"), filed a Complaint against the Company in the Circuit Court in Broward County, Florida, alleging breach of the professional services consulting arrangements between Techlabs and the Company. Techlabs is seeking damages in excess of $15,000, together with such other relief as the Court may grant. The Company believes Techlabs has filed this action as a preemptive measure against the Company's demand for payment of approximately $172,000 in professional consulting services fees owed by Techlabs to the Company. The Company has filed an answer and counterclaim against Techlabs, and expects this matter to proceed to discovery and to trial within the next several months.

     On October 26, 2000, the Company received notice from Parago advising Xpedior pursuant to the Asset Purchase Agreement dated August 10, 2000, between the Company and Parago (the "Asset Purchase Agreement") that Parago had been notified by a group of 20 of its former employees of a potential claim in the amount of $500,000 against Parago. Parago has asserted that such potential claim results from the failure of the Company to hire the former employees as claimed by Parago to be required under the terms of the Asset Purchase Agreement, and that Parago will seek indemnification of such claim under the terms of the Asset Purchase Agreement. The Company has provided Parago with written notice denying Parago's claim but has agreed to pay a portion of the settlement.

13.  Comprehensive Loss

     Comprehensive loss is as follows (in thousands):


                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                           -------------------------    ----------------------
                                              2000            1999         2000         1999
                                           ----------      ---------    ----------   ---------
Net loss                                    $(38,516)       $(2,589)     $(46,506)    $(1,444)
Other comprehensive income (loss),
 net of income taxes:
    Unrealized gain (loss) on
     available-for-sale
     securities, net of tax                       16             --           (23)         --

    Foreign currency translation
     adjustments                                   8             --           (84)         --
                                            --------       --------     ---------    --------
         Other comprehensive loss                 24             --          (107)         --
                                            --------       --------     ---------    --------
Comprehensive loss                          $(38,492)       $(2,589)     $(46,613)    $(1,444)
                                            ========       ========     =========    ========

                     XPEDIOR INCORPORATED AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.  Management Changes

     On September 26, 2000, the Company announced the appointment of David N. Campbell its President and Chief Executive Officer to the position of Chairman of the Board of Directors and Chief Executive Officer; and J. Brian Farrar its Executive Vice President and Chief Operating Officer to the position of President and Chief Operating Officer. Robert McGill, Executive Vice President of International Operations was named President of International Operations, and Cindy Pogrund, Executive Vice President for the Company's operations in the Midwestern U.S. was named President of U.S. operations. James W. Crownover previously the Company's non-executive Chairman of its Board of Directors was named Vice Chairman. Since September 30, 2000, each of Messrs. Campbell, Farrar, and McGill, and Ms. Pogrund have resigned from their positions as of various dates, and other employees of the Company have been named to replace Mr. Campbell and Mr. Farrar. See Note 12, Commitments and Contingencies, above, and
Note 15, Subsequent Events, below.

15.  Subsequent Events

     On October 16, 2000 the Company amended its Amended and Restated Certificate of Incorporation to eliminate Article Thirteenth, which prohibited the Company, prior to the first date on which PSINet Consulting Solutions Holdings, Inc. ("PSINet Consulting") was not the holder of record of a majority of the outstanding voting stock of the Company, from issuing or selling any capital stock other than pursuant to the Company's Stock Incentive Plan without the consent of the holders of a majority of the Company's voting stock. In connection with this amendment, PSINet, PSINet Consulting and the Company entered into an agreement dated as of September 12, 2000 that became effective on October 16, 2000 (the "Agreement"), which prohibits the Company, subject to certain limited exceptions described below, for so long as PSINet is the direct or indirect record holder of a majority of the outstanding shares of the Company entitled to vote generally in the election of directors, calculated on a per vote basis from, without the prior written consent of PSINet, (a) issuing, delivering, selling or granting (i) any shares of the Company's capital stock,
(ii) any security convertible into or exchangeable for any shares of the Company's capital stock, or (iii) any option, conversion right, exchange right or warrant obligating the Company to issue, deliver, sell or grant any shares of capital stock of the Company, or (b) entering into any other agreement or commitment of any nature whatsoever obligating the Company to issue, deliver, sell or grant any shares of the Company's capital stock. Pursuant to the Agreement, the Company may without PSINet's consent (a) issue shares of its common stock in connection with acquisitions, subject to limitations on the number of shares issuable in connection with each individual acquisition and with all acquisitions in the aggregate and to certain other limitations, (b) issue, deliver, sell and/or grant shares of its common stock or options to purchase shares of common stock pursuant to and in accordance with its Stock Incentive Plan and (c) issue, deliver, sell and/or grant up to 2,000,000 shares of the Company's common stock or options to purchase shares of common stock pursuant to and in accordance with the terms of the Company's Employee Stock Purchase Plan.

     On October 18, 2000, (a) all of the principal outstanding under the 8 1/2% convertible promissory note issued on June 15, 2000, by Xpedior to PSINet converted into 1,000,000 shares of Series A Preferred Stockon October 18, 2000; and (b) 534,151 shares of the Company's common stock were issued to PSINet in respect of payment of $1,452,225 of interest accrued under the convertible note from the date of issuance. Subject to certain adjustments, the Series A Preferred Stock is initially convertible into the Company's common stock at a price of $37.50 per share. The conversion price for the Series A Preferred Stock also adjusts annually based on market price, for issuances below the initial conversion price and for certain other matters.

     On October 31, 2000, the Company secured a one year $15 million revolving line of credit with Comerica Bank N.A. The line of credit, which is initially available to the Company at a rate of LIBOR plus 3.25%, may be increased to $35 million by Comerica through a syndication to be made by Comerica on a best efforts basis.

     On November 1, 2000, the Company issued 300,000 shares of Series B Preferred Stock to PSINet for $50 per share, or an aggregate of $15,000,000. Subject to certain adjustments, the Series B Preferred Stock is initially convertible into the Company's common stock at a price of $2.28 per share. The conversion price for the Series B Preferred Stock adjusts annually based on market price, for issuances below the initial conversion price and for certain other matters.

     On November 2, 2000, the Company announced (a) the resignation of David N. Campbell as Chairman and Chief Executive Officer, and that William L. Schrader, Chairman and Chief Executive Officer of PSINet, was named Chairman of the Company's Board of Directors; (b) the resignation of its President and Chief Operating Officer J. Brian Farrar, and that Anthony G. Capers, previously an executive with PSINet, was named President; (c) that J. Vincent Verna, an Executive Vice President of the Company who previously was responsible for the Company's operations in the Western United States, was named Chief Operating Officer; (d) that Marc J. Shapiro, a member of the Company's Board of Directors, had recently resigned and that the Company was actively searching for a replacement for Mr. Shapiro; and (e) that Robert McGill, President of the Company' international operations, and Cindy Pogrund, President of the Company's U.S. operations also resigned from the Company without any replacements being named.

     On November 2, 2000, PSINet announced that it had classified the Company as a discontinued operation for financial accounting purposes, and that it has engaged Credit Suisse First Boston to explore strategic options for the disposition of all or a portion of PSINet's interest in the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

Introduction

     We were formed by Metamor to be the holding company for its eBusiness solutions unit. Metamor commenced operations of this unit with the acquisition of Metamor Technologies, Ltd., our predecessor company, on March 27, 1997, and acquired six additional companies in 1998 as part of the eBusiness solutions unit. Effective April 30, 1999, Metamor contributed to Xpedior all the outstanding capital stock of the seven companies comprising its eBusiness solutions unit. All seven companies were wholly owned subsidiaries of Metamor. As the entities were under common control, the contribution has been accounted for at historical cost in a manner similar to a pooling of interests. In September 1999, Xpedior acquired one additional company, Kinderhook Systems, Inc.

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

     On June 15, 2000, Metamor merged with a wholly-owned subsidiary of PSINet Inc. in a stock transaction that provided for conversion of Metamor's common stock into .9 shares of PSINet common stock. As a result of the merger, PSINet became the indirect owner of approximately 79% of the issued and outstanding common stock of Xpedior. In addition, PSINet provided a $50 million loan to Xpedior pursuant to an 8 1/2% convertible promissory note. All of the principal outstanding under the note converted into 1,000,000 shares of Xpedior Series A 8 1/2% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") on October 18, 2000, and 534,151 shares of Xpedior common stock were also issued to PSINet on October 18, 2000, in respect of payment of $1,452,225 of interest accrued under the convertible note from the date of issuance. Subject to certain adjustments, the Series A Preferred Stock is initially convertible into Xpedior common stock at a price of $37.50 per share. The conversion price for the Series A Preferred Stock adjusts annually based on market price for issuances below the conversion price and for certain other matters. On November 1, 2000, Xpedior issued 300,000 shares of Series B 9% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") to PSINet for $50 per share, or an aggregate of $15,000,000. Subject to certain adjustments, the Series B Preferred Stock is initially convertible into Xpedior common stock at a price of $2.28 per share. The conversion price for the Series B Preferred Stock adjusts annually based on market price for issuances below the conversion price and for certain other matters.

     During the quarter ended June 30, 2000, certain convertible notes in the aggregate principal amount of approximately $9.1 million were issued by the Company and guaranteed by Metamor in connection with the acquisition of Kinderhook Systems Inc., in September 1999, were converted by the holders into 508,417 shares of Xpedior common stock at a conversion price of $16.53 per share. In connection with such conversion, the holders of such convertible notes received payment of all unpaid interest accrued under such notes from the time of issuance, and repayment of an aggregate of $661,364 in principal due under the notes. The noteholders released Metamor from Metamor's guaranty of the repayment of the notes by Xpedior and Xpedior agreed to a contractual stock price guaranty in favor of the holders. Under the terms of the stock price guaranty, in the event the shares Xpedior of common stock held by the former Kinderhook stockholders are sold within fourteen months from the date of the conversion at a price less than $16.53 per share, the Company will pay the shortfall between the actual sales price and $16.53 per share in cash so long as the seller has used all reasonable efforts to sell such shares for the best available price and terms at the time of sale. Any such payments that may become due to the former Kinderhook stockholders will be subordinated to all present and future amounts that may be owing to any senior lender of the Company on such form and terms as may reasonably be required by such senior lender.

     We enter into consulting service agreements on the basis that best fits our clients' needs. Our primary form of offering services is on a time-and-materials basis. In this form of contracting, we bill at an agreed upon hourly rate for the time that we expend on our clients' projects, and revenues are recorded at the time services are performed. We also offer our services on a fixed-fee basis. When we contract on a fixed-fee basis, we recognize revenues on a percentage of completion basis. Payments on our fixed-fee contracts usually require an advance payment from the client with additional payments due on either a milestone or a predetermined schedule. Payments billed in excess of revenues earned are recorded as deferred revenues. Revenues earned but not yet billed are recorded as work in process. In December of 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101") Revenue Recognition in Financial Statements. SAB 101 clarifies how existing revenue recognition rules should be applied. In June of 2000, the SEC extended the required adoption date of the Bulletin to the fourth quarter of 2000. The Company is currently evaluating its revenue recognition policies and the effects of adopting SAB 101.

     During the quarter ended September 30, 2000, average annualized revenue from our top ten customers was $6.6 million, and our top 100 customers had average annualized revenues of $1.9 million. Historically, we begin a client relationship with a single project and, as our relationship grows, we increase both the number of projects that we perform for a particular client and the size of the engagement.

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

     Within the last 90 days there have been material changes to the eBusiness marketplace and customer demand for our services. Sales cycles for our engagements have become extended, and our visibility into our sales pipeline has become significantly impaired. As a result our revenues are difficult to predict. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may seriously harm our financial condition and results of operations. Therefore, given the general uncertainty in the eBusiness marketplace, it has become difficult to predict the future financial performance of the Company. Our line of credit with Comerica Bank has strict financial covenants, which must be adhered to. If our financial performance puts us in default of any of the covenants of the line of credit, the line of credit will not be available as a source of capital. In addition, a deteriorating financial condition would make it more difficult to obtain capital from external sources. At this time we believe that our current cash balances, the impact of the potential reduction in the current levels of accounts receivable, the availability of borrowings under our credit facility, and our ability to access other external capital resources should be sufficient to meet our near term requirements. However, if we are not able to reduce our investment in accounts receivable, or if our financial performance causes us to violate covenants of our line of credit with Comerica Bank, or adversely impacts our borrowing base on the line of credit, or we are unable to access capital through external resources, we may not be able to meet our near term cash requirements.

Results of Operations

                     Three Months Ended September 30, 2000
            Compared with the Three Months Ended September 30, 1999
                   (in thousands, except per share amounts)



                                                             2000         1999
                                                           --------     --------

Revenues from services                                     $ 50,895     $34,546
Gross profit                                               $ 14,211     $14,632
Operating cost and expenses                                $ 43,611     $14,204
Operating income (loss)                                    $(29,400)    $   428
Other income (expense)                                     $ (9,116)    $(3,692)
Loss from continuing operations before income taxes        $(38,516)    $(3,264)
Net loss                                                   $(38,516)    $(2,589)
Loss per share (basic and diluted)                         $  (0.76)    $ (0.06)

     REVENUES. Revenues for the current quarter increased 47.3% to $50.9 million, from $34.5 million in the third quarter of 1999. The increase in revenue resulted from improvements in our average billing rates, internal growth from new and expanded e-Business engagements, and the impact of an acquisition made in the third quarter of 1999. Our average hourly billing rate increased to $154 from $102 in the three months ended September 30, 1999. The impact of the acquisition made in the third quarter of 1999 was approximately $2.9 million.

     GROSS PROFIT. Gross profit for the current quarter decreased 3% to $14.2 million or 27.9% of sales from $14.6 million or 42.4% in the three months ended September 30, 1999. The decrease in gross profit is attributable to a decrease in consultant utilization percentage.

     OPERATING COSTS AND EXPENSES. Operating costs and expenses include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense, stock based compensation expense, and in the quarter ended September 30, 2000, restructuring charges. Operating costs and expenses for the three months ended September 30, 2000 totaled $43.6 million, compared with $14.2 million for the three months ended September 30, 1999. General and administrative expenses for the quarter ended September 30, 2000, increased to $25.8 million from $8.9 million for the quarter ended September 30, 1999, due to investments in infrastructure necessary to support the growth of our company, additional recruiting costs, and increases in bad debt expenses related to certain of our client receivables. Selling and marketing expenses increased to $8.0 million from $1.6 million in the third quarter of last year, due to additional expenses related to brand marketing and increased sales force expenses. Depreciation and amortization expenses increased due to depreciation on investments in Information Technology software and hardware, new offices, and amortization on an acquisition completed in the third quarter of last year. Stock based compensation expense was $1.8 million compared to $1.4 million in the third quarter of last year. During the third quarter of 2000, we incurred a restructuring charge of $3.8 million related to severance pay for terminated employees, and the closing of several offices.

     NON-OPERATING COSTS AND EXPENSES. Net other expense was $9.1 million for the three months ended September 30, 2000, compared with net expense of $3.7 million for the same period last year. Interest expense totaled $1.4 million and $3.7 million for the three months ended September 30, 2000 and 1999, respectively. We also recorded a $7.8 million non-cash charge associated with a stock price guarantee for the conversion of acquisition related debt into common stock. See footnote 6 to Notes to Unaudited Consolidated Financial Statements.

     PROVISION FOR INCOME TAXES. The benefit for income taxes for the current quarter was $0, compared with $468,000 for the three months ended September 30, 1999. The Company recorded a valuation allowance against any income tax benefit related to the losses before taxes for the current quarter.

     NET LOSS. Net loss for the three months ended September 30, 2000 was $38.5 million or $0.76 per share, compared with loss of $2.6 million, or $.06 per share, for the three months ended September 30, 1999 due to the above factors.

Results of Operations

                     Nine Months Ended September 30, 2000
            Compared with the Nine Months Ended September 30, 1999
                   (in thousands, except per share amounts)


                                                             2000        1999
                                                           --------    --------

Revenues from services                                     $164,721    $93,359
Gross profit                                               $ 68,803    $39,783
Operating costs and expenses                               $112,496    $33,978
Operating income (loss)                                    $(43,693)   $ 5,805
Other income (expense)                                     $ (6,344)   $(9,231)
Loss from continuing operations before income taxes        $(50,037)   $(3,426)
Net loss                                                   $(46,506)   $(1,444)
Earnings (loss) per share (basic and diluted)              $  (0.93)   $ (0.03)

     REVENUES. Revenues for the nine months ended September 30, 2000 increased 76.4% to $164.7 million, from $93.4 million for the nine months ended September 30, 1999. This increase in revenues resulted from improvements in our average billing rates, internal growth from new and expanded e-Business engagements, and the impact of an acquisition made in the third quarter of 1999.

     GROSS PROFIT. Gross profit for the nine months increased 72.9% to $68.8 million or 41.8% of sales from $39.8 million or 42.6% of sales in the nine months ended September 30, 1999. The improvement in gross profit is attributable to increased revenues and improved billing rates. The decrease in our gross margin percentage resulted from a decrease in our consultant utilization percentage.

     OPERATING COSTS AND EXPENSES. Operating costs and expenses include selling and marketing expenses, general and administrative expenses, depreciation and amortization expense, stock based compensation expense, and in the quarter ended September 30, 2000, restructuring charges. Operating costs and expenses for the nine months ended September 30, 2000 totaled $112.5 million, compared with $34.0 million for the nine months ended September 30, 1999. General and administrative expenses for the nine months ended September 30, 2000 increased to $65.3 million from $22.0 million for the nine months ended September 30, 1999 due to investments in infrastructure necessary to support the growth of our company, additional recruiting costs, and increases in bad debt expenses related to certain of our client receivables. Selling and marketing expenses increased to $27.2 million from $4.2 million in the first nine months of last year, due to additional expenses related to brand marketing and increased sales force expenses. Depreciation and amortization expenses increased due to depreciation on investments in Information Technology software and hardware, new offices, and amortization on an acquisition completed in the third quarter of last year. Stock based compensation expense was $5.1 million compared to $1.4 million incurred in the first nine months of 1999. During the third quarter of 2000, we incurred a restructuring charge of $3.8 million related to severance pay for terminated employees, and the closing of several offices.

     NON-OPERATING COSTS AND EXPENSES. Net other expense was $6.3 million for the nine months ended September 30, 2000, compared with net expense of $9.2 million for the same period last year. Interest expense totaled $1.7 million and $9.2 million for the nine months ended September 30, 2000 and 1999, respectively. Included in non-operating income for the nine months ending September 30, 2000 is a gain of $2.8 million realized from the sale of securities, and a $7.8 million non-cash charge associated with a stock price guarantee for the conversion of acquisition related debt into common stock.

     PROVISION FOR INCOME TAXES. The benefit for income taxes for the nine months was $(3.5) million, compared with $.4 million for the nine months ended September 30, 1999. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes. For the third quarter the Company recorded a valuation allowance against any income tax benefit related to the losses before taxes.

     NET LOSS. Net loss for the nine months ended September 30, 2000 was $46.5 million or $0.93 per share, compared with loss of $1.4 million, or $.03 per share, for the nine months ended September 30, 1999 due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements have principally related to working capital needs and capital expenditures. These requirements have been met primarily through the proceeds of our initial public offering, funds provided by Metamor, and the proceeds of the sale of 1,000,000 shares of Series A Preferred Stock, and 300,000 shares of Series B Preferred Stock to PSINet, for an aggregate purchase price of $65,000,000.

     We had working capital of $(14.6) million and $46.3 million at September 30, 2000 and 1999, respectively. On June 15, 2000, Xpedior issued a $50 million convertible promissory note to PSINet, which note converted into 1,000,000 shares of Series A Preferred Stock on October 18, 2000. Excluding this note, we had working capital of $35.4 million at September 30, 2000. Subject to certain adjustments, the Series A Preferred Stock is initially convertible into Xpedior common stock at a price of $37.50 per share. The conversion price adjusts annually based on market price for issuances below the conversion price and for certain other matters. We had cash and cash equivalents of $12.2 million and $194,000 at September 30, 2000 and 1999, respectively. In addition, we have restricted cash of $2.9 million that we have set aside as collateral for letters of credit. Our operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from our clients. Cash flows used in operating activities were $21.8 million and $15.5 million for the nine months ended September 30, 2000 and 1999, respectively.

     Capital expenditures totaled $20.0 million and $5.3 million for the nine months ended September 30, 2000 and 1999, respectively. The majority of these expenditures related to computer equipment and software for technical consultants, and leasehold improvements, furniture, fixtures and equipment related to business expansion. The Company estimates that capital expenditures for the remainder of 2000 will be approximately $2.1 million for normal recurring items necessary to support business expansion and the anticipated growth in the number of technical consultants.

     In November 2000, we received a $15,000,000 preferred stock investment from PSINet. Pursuant to the terms of the investment, 300,000 shares of newly authorized Series B Preferred Stock were issued to PSINet at a price of $50 per share. The initial conversion price of such shares is $2.28 per share.

     In November 2000 we secured a $15,000,000 revolving line of credit facility which is initially available to Xpedior at a rate of LIBOR plus 3.25%. The line may be increased to $35 million through a syndication to be made by the lender on a best effort basis. We believe that our current cash balances, the impact of the potential reduction in the current levels of accounts receivable, the availability of borrowings under our credit facility, and our ability to access other external capital resources should be sufficient to meet our near term requirements. If we are not able to reduce our investment in accounts receivable, or if our financial performance causes us to violate covenants of our line of credit with Comerica Bank, or adversely impacts our borrowing base on the line of credit, or we are unable to access capital through external resources, we may not be able to meet our near term cash requirements.

     During the quarter ended June 30, 2000, certain convertible notes in the aggregate principal amount of approximately $9.1 million issued by the Company and guaranteed by Metamor in connection with the acquisition of Kinderhook Systems Inc., in September 1999, were converted by the holders into 508,417 shares of Xpedior common stock at a conversion price of $16.53 per share. In connection with such conversion, the holders of such convertible notes received payment of all unpaid interest accrued under such notes from the time of issuance, and repayment of an aggregate of $661,364 in principal due under the notes. The noteholders released Metamor from Metamor's guaranty of the repayment of the notes by Xpedior and Xpedior agreed to a contractual stock price guaranty in favor of the holders. Under the terms of the stock price guaranty, in the event the shares of Xpedior common stock held by the former Kinderhook stockholders are sold within fourteen months from the date of the conversion at a price less than $16.53 per share, the Company will pay the shortfall between the actual sales price and $16.53 per share in cash so long as the seller has used all reasonable efforts to sell such shares for the best available price and terms at the time of sale. Any such payments that may become due to the former Kinderhook stockholders will be subordinated to all present and future amounts that may be owing to any senior lender of the Company on such form and terms as may reasonably be required by such senior lender.

INFLATION

     The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and information that is based on management's beliefs, as well as assumptions made by, and information currently available to, management. All statements and information relating to the Company, other than statements of historical fact, are forward-looking statements. When used in this document, the words "believe," "anticipate," "will," "should," "would," "estimate," "project," "expect," and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected by management. Among the key factors that may have a direct bearing on the Company's operating results are the Company's ability to continue to attract new clients and obtain new and expanded assignments from existing clients; the Company's ability to retain its personnel and continue to hire, train and efficiently utilize new employees; the Company's ability to manage, maintain and promote its brand recognition in the marketplace; continued expansion of our domestic and international operations and the successful integration of all of the Company's operations; continued robust growth in demand in the United States and abroad for eBusiness consulting services; the effect of intensifying competition among a rising number of companies offering services similar to those offered by the Company; fluctuations in the economy, and the Company's ability to complete fixed price agreements in accordance with their terms and to maintain profit margins in the face of pricing pressures. In addition, other important factors that could cause results to differ materially from those expected by management are set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the United States Securities and Exchange Commission on March 31, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Within the last 90 days there have been material changes to the eBusiness marketplace and customer demand for our services. Sales cycles for our engagements have become extended, and our visibility into our sales pipeline has become significantly impaired. As a result our revenues are difficult to predict. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may seriously harm our financial condition and results of operations. Therefore, given the general uncertainty in the eBusiness marketplace, it has become difficult to predict the future financial performance of the Company. Our line of credit with Comerica Bank has strict financial covenants, which must be adhered to. If our financial performance puts us in default of any of the covenants of the line of credit, the line of credit will not be available as a source of capital. In addition, a deteriorating financial condition would make it more difficult to obtain capital from external sources. At this time we believe that our current cash balances, the impact of the potential reduction in the current levels of accounts receivable, the availability of borrowings under our credit facility, and our ability to access other external capital resources should be sufficient to meet our near term requirements. However, if we are not able to reduce our investment in accounts receivable, or if our financial performance causes us to violate covenants of our line of credit with Comerica Bank, or adversely impacts our borrowing base on the line of credit, or we are unable to access capital through external resources, we may not be able to meet our near term cash requirements. Please also refer to the applicable disclosures set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings which would, in management's opinion, have a material adverse effect on the Company's business or results of operations. For information concerning certain pending matters, please see Note 12, "Commitments and Contingencies," to Notes to Unaudited Consolidated Financial Statements.

Item 2.    Changes in Securities

There have been no changes in securities during the quarter ended September 30, 2000.

Item 3.    Defaults Upon Senior Securities

There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 2000.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the quarter ended September 30, 2000, through the solicitation of proxies or otherwise.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

See the Exhibit Index included immediately preceding the Exhibits to this Form 10-Q.

(b)  Reports on Form 8-K

None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 15/th/ day of November, 2000.


                              XPEDIOR INCORPORATED




                              By: /s/ Thomas E. Werner
                              ------------------------
                              Thomas E. Werner
                              Senior Vice President and Chief Financial Officer (Duly Authorized Officer)
                              (Principal Financial and Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number                    Description
--------------                    -----------

10.1* Agreement dated as of September 12, 2000 by and among PSINet Inc., PSINet Consulting Solutions Holdings, Inc., and Xpedior Incorporated (14C filed September 26, 2000)

10.2 Settlement Agreement and Mutual Release dated as of July 26, 2000 by and between Expedia, Inc. and Xpedior Incorporated

10.3* Xpedior Incorporated Employee Stock Purchase Plan (S-8 filed September 28, 2000)

10.4 Letter Agreement dated June 15, 2000 by and between Xpedior Incorporated and Mark D. Hansen

10.5 Letter Agreement dated June 15, 2000 by and between Xpedior Incorporated and Craig Hoddeson

10.6 Letter Agreement dated June 15, 2000 by and between Xpedior Incorporated and Ann Armstrong

10.7 Letter Agreement dated June 15, 2000 by and between Xpedior Incorporated and Karen Myers

10.8 Letter Agreement dated June 15, 2000 by and between Xpedior Incorporated and Jerry Kass

10.9 Employment Agreement dated June 14, 2000 by and between Xpedior Incorporated and Thomas E. Werner

10.10 Nonstatutory Stock Option Agreement dated June 14, 2000 by and between Xpedior Incorporated and Thomas E. Werner

10.11 Amended and Restated Employment Agreement dated July 24, 2000 by and between Xpedior Incorporated and Caesar J. Belbel

10.12 Nonstatutory Stock Option Agreement dated March 13, 2000 by and between Xpedior Incorporated and Caesar J. Belbel

10.13 Employment Agreement dated April 10, 2000 by and between Xpedior Incorporated and Robert McGill

10.14 Nonstatutory Stock Option Agreement dated April 17, 2000 by and between Xpedior Incorporated and Robert McGill

10.15 Amended and Restated Nonstatutory Stock Option Agreement dated March 22, 2000 by and between Xpedior Incorporated and Cynthia
                  S. Pogrund

10.16 Amended and Restated Nonstatutory Stock Option Agreement dated March 22, 2000 by and between Xpedior Incorporated and Joseph
                  V. Verna

10.17 Employment Agreement executed September 17, 1999 by and between Kinderhook Systems, Inc. n/k/a Xpedior K Incorporated and Mark Hansen

10.18 Non-Competition/No Solicitation Agreement dated September 17, 1999 by and between Kinderhook Systems, Inc. n/k/a Xpedior K Incorporated and Mark Hansen

10.19 Amended and Restated Nonstatutory Stock Option Agreement dated March 22, 2000 by and between Xpedior Incorporated and Mark D. Hansen

10.20 Amendment to Stock Option Agreement effective July 21, 2000 by and between Robert K. Hatcher and Xpedior Incorporated

10.21 Amendment to Stock Option Agreement effective July 21, 2000 by and between Peter T. Dameris and Xpedior Incorporated

10.22 Letter Agreement dated as of April 1, 2000 by and between Xpedior Incorporated and Eugene Rooney

27                Financial Data Schedule

 ____________________

* Incorporated by reference